Form 10-Q
period 1995-03-31
EREIM LP ASSOCIATES
filed 1995-05-15
CIK 808370

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q
                                  ---------

  (Mark One)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1995
                                                --------------
                                      OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ---------------------    ----------------------


                       Commission file number 33-11064
                                              --------


                                EREIM LP Associates
      ------------------------------------------------------------------------
        (Exact name of registrant as specified in its governing instrument)

              New York                                 58-1739527
      ------------------------------------------------------------------------
      (State of Organization)             (I.R.S. Employer Identification No.)

       787 Seventh Avenue, New York, New York                  10019
      ------------------------------------------------------------------------
       (Address of principal executive office)               (Zip Code)

(Registrant's telephone number, including area code)      (212) 554-1926
                                                    --------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No
                                                -----      -----

                             EREIM LP ASSOCIATES

                                   CONTENTS




PART  I - FINANCIAL INFORMATION

              Item 1 - Financial statements:

                       Balance sheets at March 31, 1995 and December 31, 1994 Statements of income for the three months ended
                          March 31, 1995 and 1994
                       Statement of partners' capital for the three months
                          ended March 31, 1995
                       Statements of cash flows for the three months ended
                          March 31, 1995 and 1994
                       Notes to financial statements

              Item 2 - Management's Discussion and Analysis of Financial
                          Condition and Results of Operations


PART II - OTHER INFORMATION

              Items 1 through 6
              Signatures

                             EREIM LP ASSOCIATES
                                BALANCE SHEETS
                     MARCH 31, 1995 AND DECEMBER 31, 1994
                                 (unaudited)



                                                     March 31,      December 31,
                                                       1995             1994
                                                   ------------    -------------
ASSETS
- - ------

Cash                                               $     10,000    $     10,000
Guaranty fee receivable from affiliate
 (Notes 3 and 4)                                         90,597         188,262
Investment in joint venture, at equity (Note 5)      32,141,576      31,742,094
                                                   ------------    ------------

TOTAL ASSETS                                       $ 32,242,173    $ 31,940,356
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL
- - ---------------------------------

LIABILITIES:

Deferred guaranty fee (Notes 3 and 4)              $  1,933,736    $  1,996,115
Due to affiliates                                        14,540              --
Accrued liabilities                                       9,595              --
                                                   ------------    ------------

TOTAL LIABILITIES                                     1,957,871       1,996,115
                                                   ------------    ------------

PARTNERS' CAPITAL:

General partners:
 Equitable                                           31,806,167      31,434,573
 EREIM LP Corp.                                      (1,521,865)     (1,490,332)
                                                   ------------    ------------

TOTAL PARTNERS' CAPITAL                              30,284,302      29,944,241
                                                   ------------    ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL            $ 32,242,173    $ 31,940,356
                                                   ============    ============


See notes to financial statements.

                              EREIM LP ASSOCIATES
                             STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (unaudited)



                                                         For the Three Months ended
                                                                 March 31,
                                                         --------------------------
                                                             1995         1994
                                                           ---------    --------
REVENUE:

Equity in net income of joint venture (Note 5)             $799,482     $313,751
Guaranty fee from affiliate (Notes 3 and 4)                 152,976      155,244
Miscellaneous income                                             --        5,488
                                                           --------     --------
TOTAL REVENUE                                               952,458      474,483
                                                           --------     --------

EXPENSES:

Mortgage investment service fees                              2,815        4,634
General and administrative                                   24,135           --
                                                           --------     --------
TOTAL EXPENSES                                               26,950        4,634
                                                           --------     --------
NET INCOME                                                 $925,508     $469,849
                                                           ========     ========



See notes to financial statements.

                             EREIM LP ASSOCIATES
                        STATEMENT OF PARTNERS' CAPITAL
                  FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                 (unaudited)



                                                        EREIM
                                     Equitable         LP Corp.        Total
                                   ------------    -------------   ------------
Balance, December 31, 1994         $ 31,434,573    $ (1,490,332)   $ 29,944,241

Capital contributions                     2,787              28           2,815

Distributions to partners              (396,000)       (192,262)       (588,262)

Net income                              764,807         160,701         925,508
                                   ------------    ------------    ------------
Balance, March 31, 1995            $ 31,806,167    $ (1,521,865)   $ 30,284,302
                                   ============    ============    ============


See notes to financial statements.

                              EREIM LP ASSOCIATES
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (unaudited)



                                                        March 31,      March 31,
                                                           1995          1994
                                                        ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $ 925,508     $ 469,849
                                                        ---------     ---------

Adjustments to reconcile net income to
  net cash provided by operating activities:

        Equity in net income of joint venture            (799,482)     (313,751)
        Distributions from joint venture                  400,000       135,637
        Decrease in guaranty fee receivable from
          affiliate                                        97,665        96,993
        Decrease in deferred guaranty fee                 (62,379)      (62,379)
        Increase in due to affiliates                      14,540            --
        Increase in accrued liabilities                     9,595            --
                                                        ---------     ---------

Total adjustments                                        (340,061)     (143,500)
                                                        ---------     ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 585,447       326,349
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Contributions from general partners                         2,815         4,634
Distributions to general partners                        (588,262)     (330,983)
                                                        ---------     ---------

NET CASH USED IN FINANCING ACTIVITIES                    (585,447)     (326,349)
                                                        ---------     ---------

NET CHANGE IN CASH                                             --            --

CASH AT BEGINNING OF PERIOD                                10,000        10,000
                                                        ---------     ---------

CASH AT END OF PERIOD                                   $  10,000     $  10,000
                                                        =========     =========


See notes to financial statements.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (unaudited)



1. ORGANIZATION

EREIM LP Associates (the "Partnership") was formed on December 18, 1986 for the primary purpose of serving as a general partner of EML Associates (the "Venture"), a joint venture with ML/EQ Real Estate Portfolio, L.P. ("ML/EQ"). The Venture was formed to invest in existing income-producing real properties, zero coupon or similar mortgage notes and fixed rate mortgage loans. The Partnership owns a 20% interest in the Venture.

The Partnership is a New York general partnership between The Equitable Life Assurance Society of the United States ("Equitable") and EREIM LP Corp., a wholly owned subsidiary of Equitable.

The financial statements of the Partnership included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments which are of a normal recurring nature, to present fairly the Partnership's financial position, results of operations and cash flows at the dates and for the periods presented. These financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.


2. PARTNERSHIP ALLOCATIONS

In accordance with the provisions of the Amended and Restated Agreement of General Partnership of EREIM LP Associates, all income, gains, losses, deductions, credits and distributions are allocated to each partner in proportion to their respective capital contributions (99% to Equitable and 1% to EREIM LP Corp.) except for fees received under the Guaranty Agreement which are to be distributed entirely to the 1% partner, EREIM LP Corp. Accordingly, all guarantee fee income is allocated to EREIM LP Corp.


3. GUARANTY AGREEMENT

The Partnership has entered into a guaranty agreement with the Venture to provide a minimum return to ML/EQ's limited partners on their capital contributions. The guaranty, if necessary, will be due ninety days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, as defined in ML/EQ's Amended and Restated Agreement of Limited Partnership, calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions less distributions of sale or financing proceeds, and funds in reserves as defined in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through March 31, 1995, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (unaudited)



3. GUARANTY AGREEMENT (Continued)

The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations set forth in ML/EQ's prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Venture, the maximum liability of the Partnership to the Venture under the guaranty agreement as of March 31, 1995 is limited to $248,047,773, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to Equitable. Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations to make capital contributions to EREIM LP Corp. to pay its obligation with respect to the guaranty agreement.

Capital contributions by the BAC Holders totaled $108,484,500. As of December 31, 1994, the cumulative 9.75% simple annual return was $74,127,455. As of March 31, 1995, cumulative distributions by the Partnership to the BAC Holders totaled $14,439,271, of which $11,662,084 is attributable to income from operations and $2,777,187 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to meet the specified minimum return, any shortfall will be funded by the guaranty.


4. GUARANTY FEE

The guaranty fee is payable by ML/EQ to the Partnership on a semiannual basis at an annual rate of .35% of the average annual adjusted capital contributions of ML/EQ's limited partners.


5. INVESTMENT IN JOINT VENTURE

In March, 1988, ML/EQ had its initial investor closing. ML/EQ contributed $90,807,268 to the Venture. The Partnership contributed zero coupon mortgage notes to the Venture in the amount of $22,701,817. The Venture purchased an additional $5,675,453 of zero coupon mortgage notes from Equitable.

In May, 1988, ML/EQ had its second and final investor closing. ML/EQ contributed $14,965,119 to the Venture. The Partnership contributed zero coupon mortgage notes to the Venture in the amount of $3,741,280, including accrued interest. The Venture purchased an additional $935,320 of zero coupon mortgage notes from Equitable to bring the total amount of zero coupon mortgage notes owned by the Venture to $33,053,870, including accrued interest as of the dates of acquisition. As of March 31, 1995, only one of the zero notes remains. The other zero note was accounted for as a deed in lieu of foreclosure by the Venture on July 22, 1994.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (unaudited)



5. INVESTMENT IN JOINT VENTURE (Continued)

The financial position and results of operations of EML Associates Joint Venture are summarized as follows:

                         SUMMARY OF FINANCIAL POSITION
                     MARCH 31, 1995 AND DECEMBER 31, 1994
                                  (unaudited)

                                                                      March 31       December 31
                                                                   -------------    -------------
Assets:
        Rental properties                                          $ 120,122,710    $ 119,590,903
        Less accumulated depreciation                                (10,435,319)      (9,866,248)
                                                                   -------------    -------------
            Net rental properties                                    109,687,391      109,724,655
        Zero coupon mortgage note receivable                          24,730,409       24,115,465
        Mortgage loan receivable                                       6,000,000        6,000,000
        Cash and short-term investments                               17,235,191       19,725,901
        Rental income receivable                                       3,340,708        1,996,909
        Deferred rent concessions                                      1,830,859        1,752,428
        Interest income receivable                                       133,578           84,521
        Other                                                            714,332          599,630
                                                                   -------------    -------------
Total assets                                                       $ 163,672,468    $ 163,999,509
                                                                   =============    =============

Liabilities and equity:
        Accrued expenses                                           $   1,828,713    $   1,854,748
        Security deposits and unearned rent                              806,694          486,284
        Accrued capital expenditures                                     329,179        2,948,006
        Joint venturers' equity                                      160,707,882      158,710,471
                                                                   -------------    -------------
Total liabilities and equity                                       $ 163,672,468    $ 163,999,509
                                                                   =============    =============

Partnership's share of joint venture equity                        $  32,141,576    $  31,742,094
                                                                   =============    =============

                        SUMMARY STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (unaudited)

                                                                       1995             1994
                                                                   -------------    -------------
Income:
        Rental income                                              $   5,186,497    $   1,775,614
        Lease termination rental income                                1,254,062               --
        Interest income                                                1,016,872          815,408
                                                                   -------------    -------------
Total income                                                       $   7,457,431    $   2,591,022
                                                                   -------------    -------------

Expenses:

        Depreciation                                                     749,724          468,070
        Real estate operating expenses                                 1,991,127          295,531
        Real estate taxes                                                611,223          220,649
        Administrative                                                   107,945           38,017
                                                                   -------------    -------------
Total expenses                                                         3,460,019        1,022,267
                                                                   -------------    -------------
Net income                                                         $   3,997,412    $   1,568,755
                                                                   =============    =============

Partnership's share of equity in net income of joint venture       $     799,482    $     313,751
                                                                   =============    =============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        The following analysis of the results of operations and financial condition of the Partnership should be read in conjunction with the financial statements and the related notes to financial statements included elsewhere herein.

Liquidity and Capital Resources

        As of March 31, 1995, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners from time to time determine are appropriate.

        In addition, at March 31, 1995, the Venture, in which the Partnership owns a 20% interest, had approximately $17.2 million in short-term investments. These funds are intended to be utilized primarily to fund the remainder of the Northland Center renovation program, to fund the renovation work contemplated for The Bank of Delaware Building, to fund possible costs incurred to increase tenancy at Richland Mall, and to fund other general working capital requirements.

        Management is nearing the completion of an enhancement/stabilization and renovation program for The Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program are expected to be $4.0 million over the next three years, of which $2.0 million is expected to be incurred in 1995 and $1.0 million is expected to be incurred in each of the years 1996 and 1997. Included in the estimated $4.0 million of expenditures related to The Bank of Delaware renovation program is approximately $2.1 million for asbestos abatement expected to be incurred evenly over the next three years. Additional costs not included in the above figures are estimated tenant improvements of $900,000.
The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building.

        Reference is made to Note 3 in the Notes to Financial Statements for information regarding the Guaranty Agreement issued by the Partnership to the Venture and assigned to ML/EQ, and the related Keep Well Agreement between EREIM LP Corp. and Equitable.

Financial Condition

        The Partnership's financial statements reflect its proportional ownership interest in, and its share of the results of operations of, the Venture, through which the Partnership conducts its business of investment in real property and first mortgages.

        The decrease in guaranty fee receivable during the current period as compared to December 31, 1994 is due to the semiannual payment in 1995 for the period July 1, 1994 to December 31, 1994 of $188,262 for the deferred portion of the fee for providing the minimum guaranty return. This decrease is offset by the accrual of the deferred portion of the guaranty fee for the three months ended March 31, 1995.

        The increase in investment in joint venture at March 31, 1995 as compared to December 31, 1994 resulted from the excess of equity in net income of the Venture over actual cash distributions from the Venture.

         The decrease in EREIM LP Corp.'s capital account at March 31, 1995 as compared to December 31, 1994, is attributable to cash distributions by the Partnership to EREIM LP Corp. in excess of EREIM LP Corp.'s share of net income of the Partnership. The increase in Equitable's capital account at March 31, 1995 as compared to December 31, 1994, is attributable to the share of net income of the Partnership in excess of cash distributions by the Partnership to Equitable.

Results of Operations

        Equity in net income of the Venture increased as compared to the same period last year. The increase is primarily a result of increased income to the Venture from Northland Center which was transferred to the Venture by deed in lieu of foreclosure on July 22, 1994.

        Increases in income and expenses of the Venture for the first quarter of 1995 as compared to the first quarter of 1994 are largely attributable to Northland Center and The Bank of Delaware Building. Northland Center and The Bank of Delaware Building were accounted for as in-substance foreclosures at December 31, 1993. As such, the income and expenses of Northland Center and The Bank of Delaware Building should have been included in income of the Venture beginning January 1994. Reliable estimates for Northland Center were not available to the Venture until the second quarter of 1994. Therefore, recording of the operating activity for Northland Center was delayed until the second quarter of 1994 when six months of activity was recorded. Estimates of income net of expenses for The Bank of Delaware obtained in the first quarter of 1994 were immaterial to the financial statements as a whole.

        Pursuant to an agreement with Kohl's Department Stores, Inc. ("Kohl's"), a former tenant at Northland Center, Equitable agreed to accept $1,750,000 in connection with the termination of the Kohl's lease on behalf of the tenancy in common arrangement between the Venture and Equitable. The Venture's portion of the termination payment received during 1995 was approximately $1.3 million. This agreement released Kohl's from any remaining obligation under the original lease agreement. The Venture has recognized these proceeds as rental income receivable and lease termination income at March 31, 1995.

        The zero coupon mortgage note secured by the Brookdale Center matures June 1995. If the indebtedness is not repaid at maturity, the Partnership will be confronted with a number of options, including foreclosure, a restructuring of the loan, or an extension of the maturity date. Management continues to evaluate which of these options will be most beneficial to the Partnership. Additionally, at December 31, 1994, Midwest Real Estate Shopping Center L.P. (formerly Equitable Real Estate Shopping Centers, L.P.), the owner of Brookdale Center ("Midwest"), reduced the carrying value of the Center by $9,068,553 to the Center's estimated fair market value of $35,072,000, as determined by a third party appraiser. The Venture's share of the zero coupon mortgage note plus accrued interest at March 31, 1995 is $24,730,409. The same proportionate share of the estimated fair market value of the underlying collateral is $25,132,840. As the estimated fair market value of the underlying collateral, as determined by Midwest's appraiser, is greater than the accreted value of the zero coupon mortgage note at March 31, 1995, Management does not believe the note is impaired, however Management has determined to cease the accretion of interest beginning with the second quarter of 1995. Notice has been given to Midwest that, on the basis of its appraisal, Midwest is obligated under the terms of the Brookdale zero coupon mortgage to provide on or before June 3, 1995 additional collateral as security for the Brookdale zero coupon mortgage note in the amount of $3,312,199. As previously reported, Midwest is currently attempting to sell Brookdale Center.

        Midwest is subject to the informational requirements under the Securities Exchange Act, and in accordance therewith files reports and other information, including financial statements, with the Securities and Exchange Commission (SEC) under Commission File No. 1-9331. Such reports and other information filed by Midwest can be inspected and copied at the public reference facilities maintained by the SEC in Washington D.C. and at certain of its Regional Offices, and copies may be obtained from the Public Reference Section of the SEC, Washington, D.C. 20549, at prescribed rates.

        Inflation has been at relatively low levels during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership, the Venture or their investments. Over the past several years, the rate of inflation has exceeded the rate of rental rate growth in many of the Venture's properties. During the recent real estate downturn, rental rates dropped, indicating a negative growth rate. This negative growth appears to have ceased, and rental rates have stopped dropping in many of the properties' markets. Real recovery in rental rates, if achieved at all, will likely occur over an extended period of time.

                                    PART II


Item l. Legal Proceedings

        There are no pending legal proceedings material to the Partnership to which the Partnership, the Venture, any of the Properties, or to the knowledge of the Managing General Partner, the properties that secure the Mortgage Loans are subject.

        Several class action suits have been filed against Midwest, the general partner of Midwest, certain officers of such general partner, Lehman Brothers, Inc., Equitable and Equitable Real Estate. The complaints allege, among other things, that the defendants breached their fiduciary duties and violated federal securities laws in connection with the initial sale of BAC's, the operation of Midwest and the sale of Northland Center to the Venture and Equitable. Neither the Venture nor the Partnership has been named as a party to any such suits.

Item 2. Changes in Securities

        Response:  None

Item 3. Default Upon Senior Securities

        Response:  None

Item 4. Submission of Matters to a Vote of Security Holders

        Response:  None

Item 5. Other Information

        Response:  None

Item 6. Exhibits and Reports on Form 8-K

        Response:

        a)  Exhibits

                  27   Financial Data Schedule  (for SEC filing purposes only)

        b)  Reports

                  None

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                EREIM LP Associates

                                By:     EREIM LP Corp.
                                        General Partner




                                By:     /s/ Harry D. Pierandri
                                        ----------------------
                                        Harry D. Pierandri
                                        President




Dated:  May 15, 1995

                                EXHIBIT INDEX


Exhibit No.                           Description
- - -----------     ------------------------------------------------------
    27          Financial Data Schedule (for SEC filing purposes only)