Form 10-Q
period 1995-06-30
EREIM LP ASSOCIATES
filed 1995-08-14
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 1995

                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ---------------------    -----------------------

                      Commission file number   33-11064
                                             --------------

                             EREIM LP Associates
--------------------------------------------------------------------------------
     (Exact name of registrant as specified in its governing instrument)



       New York                                         58-1739527
--------------------------------------------------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)

    787 Seventh Avenue, New York, New York                       10019
--------------------------------------------------------------------------------
      (Address of principal executive office)                  (Zip Code)



(Registrant's telephone number, including area code)        (212) 554-1926
                                                    ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

                              EREIM LP ASSOCIATES

                                    CONTENTS


PART  I - FINANCIAL INFORMATION

         Item 1 - Financial statements:

                  Balance sheets at June 30, 1995 and December 31, 1994 Statements of income for the three and six months ended
                     June 30, 1995 and 1994
                  Statement of partners' capital for the six months ended
                     June 30, 1995
                  Statements of cash flows for the six months ended June 30,
                     1995 and 1994
                  Notes to financial statements



         Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


PART II - OTHER INFORMATION

         Items 1 through 6
         Signatures

                              EREIM LP ASSOCIATES
                                 BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994
                                  (unaudited)



                                                             June 30,       December 31,
                                                               1995           1994
                                                           -----------      ------------
ASSETS

Cash                                                       $    10,000      $    10,000
Guaranty fee receivable from affiliate
  (Notes 3 and 4)                                              182,838          188,262
Investment in joint venture, at equity (Note 5)             32,675,691       31,742,094
                                                           -----------      -----------
TOTAL ASSETS                                               $32,868,529      $31,940,356
                                                           ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

Deferred guaranty fee (Notes 3 and 4)                      $ 1,871,358      $ 1,996,115
Due to affiliates                                               22,134            -
Accrued liabilities                                             15,513            -
                                                           -----------      -----------
TOTAL LIABILITIES                                            1,909,005        1,996,115
                                                           -----------      -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)

PARTNERS' CAPITAL:

General partners:
  Equitable                                                 32,321,564        31,434,573
  EREIM LP Corp.                                            (1,362,040)       (1,490,332)
                                                           -----------      -----------
TOTAL PARTNERS' CAPITAL                                     30,959,524        29,944,241
                                                           -----------      -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $32,868,529       $31,940,356
                                                           ===========      ===========



See notes to financial statements.

                              EREIM LP ASSOCIATES
                              STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (unaudited)


                                                  For the three months ended        For the six months ended
                                                            June 30                         June 30
                                                            -------                         -------
                                                     1995            1994            1995            1994
                                                   --------        --------        ----------      ----------
REVENUE:

Equity in net income of joint venture (Note 5)     $534,114        $831,139        $1,333,597      $1,144,890
Guaranty fee from affiliate (Notes 3 and 4)         154,619         156,275           307,595         311,519
Miscellaneous income                                   -               -                 -              5,488
                                                   --------        --------        ----------      ----------
TOTAL REVENUE                                       688,733         987,414         1,641,192       1,461,897
                                                   --------        --------        ----------      ----------


EXPENSES:

Mortgage investment service fees                      2,815           4,634             5,630           9,268
General and administrative                           13,511            -               38,338          -
                                                   --------        --------        ----------      ----------

TOTAL EXPENSES                                       16,326           4,634            43,968           9,268
                                                   --------        --------        ----------      ----------
NET INCOME                                         $672,407        $982,780        $1,597,224      $1,452,629
                                                   ========        ========        ==========      ==========


See notes to financial statements.

                              EREIM LP ASSOCIATES
                         STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (unaudited)




                                                          EREIM
                                         Equitable       LP Corp.           Total
                                        -----------     -----------     -----------
Balance, December 31, 1994              $31,434,573     $(1,490,332)    $29,944,241

Capital contributions                         6,258              63           6,321

Distributions to partners                  (396,000)       (192,262)       (588,262)

Net income                                1,276,733         320,491       1,597,224
                                        -----------     -----------     -----------
Balance, June 30, 1995                  $32,321,564     $(1,362,040)    $30,959,524
                                        ===========     ===========     ===========




See notes to financial statements.

                              EREIM LP ASSOCIATES
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (unaudited)


                                                             June 30,        June 30,
                                                               1995            1994
                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $ 1,597,224     $ 1,452,629
                                                           -----------     -----------
Adjustments to reconcile net income to
  net cash provided by operating activities:

       Equity in net income of joint venture                (1,333,597)     (1,144,890)
       Distributions from joint venture                        400,000         135,637
       Decrease in guaranty fee receivable from
         affiliate                                               5,424           3,731
       Decrease in deferred guaranty fee                      (124,757)       (125,392)
       Increase in due to affiliates                            22,134            -
       Increase in accrued liabilities                          15,513            -
                                                           -----------     -----------

Total adjustments                                           (1,015,283)     (1,130,914)
                                                           -----------     -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      581,941         321,715
                                                           -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

Contributions from general partners                             6,321            9,268
Distributions to general partners                            (588,262)        (330,983)
                                                           -----------     -----------

NET CASH USED IN FINANCING ACTIVITIES                        (581,941)        (321,715)
                                                           -----------     -----------

NET CHANGE IN CASH                                               -                -

CASH AT BEGINNING OF PERIOD                                    10,000           10,000
                                                           -----------     -----------
CASH AT END OF PERIOD                                      $   10,000      $    10,000
                                                           ===========     ===========




See notes to financial statements.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (unaudited)



1.      ORGANIZATION

EREIM LP Associates (the "Partnership") was formed on December 18, 1986 for the primary purpose of serving as the general partner of EML Associates (the "Venture"), a joint venture with ML/EQ Real Estate Portfolio, L.P. ("ML/EQ"). The Venture was formed to invest in existing income-producing real properties, zero coupon or similar mortgage notes and fixed rate mortgage loans. The Partnership owns a 20% interest in the Venture.

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


3.      GUARANTY AGREEMENT

The Partnership has entered into a guaranty agreement with the Venture to provide a minimum return to ML/EQ's limited partners on their capital contributions. The guaranty, if necessary, will be due ninety days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, as defined in ML/EQ's Amended and Restated Agreement of Limited Partnership, calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions less distributions of sale or financing proceeds, and funds in reserves as defined in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through June 30, 1995, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (unaudited)


3.      GUARANTY AGREEMENT (Continued)

The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations set forth in ML/EQ's prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Venture, the maximum liability of the Partnership to the Venture under the guaranty agreement as of June 30, 1995 is limited to $248,040,714, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to Equitable. Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations to make capital contributions to EREIM LP Corp. to pay its obligation with respect to the guaranty agreement.

Capital contributions by the BAC Holders totaled $108,484,500. As of June 30, 1995, the cumulative 9.75% simple annual return was $76,697,012. As of June 30, 1995, cumulative distributions by the Partnership to the BAC Holders totaled $14,439,271, of which $11,662,084 is attributable to income from operations and $2,777,187 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. A distribution of capital proceeds in the amount of $813,634 was declared on June 30, 1995. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to meet the specified minimum return, any shortfall will be funded by the guaranty.


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

In May, 1988, ML/EQ had its second and final investor closing. ML/EQ contributed $14,965,119 to the Venture. The Partnership contributed zero coupon mortgage notes to the Venture in the amount of $3,741,280, including accrued interest. The Venture purchased an additional $935,320 of zero coupon mortgage notes from Equitable to bring the total amount of zero coupon mortgage notes owned by the Venture to $33,053,870, including accrued interest as of the dates of acquisition. As of June 30, 1995, only one of the zero notes remains. The other zero note was accounted for as a deed in lieu of foreclosure by the Venture on July 22, 1994.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (unaudited)


5.      INVESTMENT IN JOINT VENTURE (Continued)

The financial position and results of operations of the Venture are summarized as follows:


                         SUMMARY OF FINANCIAL POSITION
                      JUNE 30, 1995 AND DECEMBER 31, 1994
                                  (unaudited)


                                                                 June 30       December 31
                                                               ------------    ------------
Assets:

      Rental properties                                        $122,769,231    $119,590,903
      Less accumulated depreciation                             (11,130,581)     (9,866,248)
                                                               ------------    ------------
         Net rental properties                                  111,638,650     109,724,655
      Zero coupon mortgage note receivable                       24,730,409      24,115,465
      Mortgage loan receivable                                    6,000,000       6,000,000
      Cash and short-term investments                            19,350,093      19,725,901
      Rental income receivable                                    2,191,611       1,996,909
      Deferred rent concessions                                   1,911,618       1,752,428
      Interest income receivable                                    140,467          84,521
      Other                                                         185,252         599,630
                                                               ------------    ------------
Total assets                                                   $166,148,100    $163,999,509
                                                               ============    ============


Liabilities and equity:
      Accrued expenses                                         $  1,580,321    $  1,854,748
      Security deposits and unearned rent                           715,280         486,284
      Accrued capital expenditures                                  474,045       2,948,006
      Joint venturers' equity                                   163,378,454     158,710,471
                                                               ------------    ------------
Total liabilities and equity                                   $166,148,100    $163,999,509
                                                               ============    ============

Partnership's share of joint venture equity                    $ 32,675,691    $ 31,742,094
                                                               ============    ============


                        SUMMARY STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (unaudited)

                                                                   1995            1994
                                                                -----------     -----------
Income:
      Rental income                                             $10,676,004     $10,565,245
      Lease termination rental income                             1,376,228           -
      Interest income                                             1,452,661       1,751,683
                                                                -----------     -----------
Total income                                                     13,504,893      12,316,928
                                                                -----------     -----------

Expenses:
      Depreciation                                                1,444,986         888,510
      Real estate operating expenses                              3,895,675       4,027,266
      Real estate taxes                                           1,237,514       1,308,866
      Administrative                                                258,734         367,837
                                                                -----------     -----------
Total expenses                                                    6,836,909       6,592,479
                                                                -----------     -----------
Net income                                                      $ 6,667,984     $ 5,724,449
                                                                ===========     ===========

Partnership's share of equity in net income of joint venture    $ 1,333,597     $ 1,144,890
                                                                ===========     ===========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        The folowing analysis of the results of operations and financial condition of the Partnership should be read in conjunction with the financial statements and the related notes to financial statements included elsewhere herein.

Liquidity and Capital Resources

        As of June 30, 1995, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners from time to time determine are appropriate.

        In addition, at June 30, 1995, the Venture, in which the Partnership owns a 20% interest, had approximately $19.4 million in short-term investments. These funds are intended to be utilized primarily to fund the remainder of the Northland Center renovation program, to fund the renovation work expected on The Bank of Delaware Building, to fund possible costs incurred to increase tenancy at Richland Mall, and to fund other general working capital requirements.

        Management is nearing the completion of an enhancement/stabilization and renovation program for The Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program are expected to be $4.0 million over the next three years, of which $2.0 million is expected to be incurred in 1995 and $1.0 million is expected to be incurred in each of the years 1996 and 1997.
Included in the estimated $4.0 million of expenditures related to The Bank of Delaware renovation program is approximately $2.1 million for asbestos abatement expected to be incurred evenly over the next three years. Additional costs not included in the above figures are estimated tenant improvements of $2.5 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building.

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

        The increase in investment in joint venture at June 30, 1995 as compared to December 31, 1994, resulted from the excess of equity in net income of the Venture over actual cash distributions from the Venture.

        The increase in EREIM LP Corp.'s and Equitable's capital accounts at June 30, 1995 as compared to December 31, 1994 is attributable to the respective shares of net income of the Partnership in excess of cash distributions by the Partnership to EREIM LP Corp. and Equitable.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations

        Equity in net income of joint venture for the three months ended June 30, 1995 was $534,114 compared to $831,139 for the three months ended June 30, 1994. This decrease is a result of the fact that the Venture recorded six months of activity for Northland Center at the end of the second quarter of 1994. Northland Center was accounted for as an in-substance foreclosure at December 31, 1993. As such, the income and expenses of Northland Center should have been included in income of the Venture beginning January 1994. Reliable estimates were not available until the second quarter of 1994. Therefore, the recording of the operating activity for Northland Center was delayed until the second quarter of 1994. At that time, six months of activity was recorded. Equity in net income of joint venture for the six months ended June 30, 1995 did not change significantly compared to equity in net income of joint venture for the six months ended June 30, 1994.

        Guaranty fee income from affiliate for the three months and six months ended June 30, 1995 remained approximately the same compared to the same periods in the prior year.

        Miscellaneous income for the three months and six months ended June 30, 1995 did not change significantly compared to the same periods in the prior year.

        Mortgage investment service fees for the three months and six months ended June 30, 1995 decreased compared to the same periods last year due to a decrease in the Venture's investment in mortgage loans resulting from the transfers of Northland Center and The Bank of Delaware Building to the Venture by deeds in lieu of foreclosure.

        General and administrative expenses for the three months and six months ended June 30, 1995 increased compared to the same periods in the prior year due to the timing of the accrual of audit and tax fees in 1995 as compared to 1994.

        Pursuant to an agreement with Kohl's Department Stores, Inc. ("Kohl's"), a former tenant at Northland Center, Equitable agreed to accept $1,750,000 in connection with the termination of the Kohl's lease on behalf of the tenancy in common arrangement between the Venture and Equitable. The Venture's portion of the termination payment received in 1995 was approximately $1.3 million. This agreement released Kohl's from any remaining obligation under the original lease agreement. The Venture recognized these proceeds as lease termination income.

        The zero coupon mortgage note (the "Note") secured by the Brookdale Center matured on June 30, 1995 and Midwest Real Estate Shopping Center L.P. ("Midwest"), the owner of Brookdale Center (formerly Equitable Real Estate Shopping Centers, L.P.), defaulted on its obligation to repay the Note in full. The Venture's portion of the entire amount of principal and accrued interest due on the maturity date, June 30, 1995, totaled $25,345,353. Notice of default has been given to Midwest. Equitable and the Venture have commenced foreclosure by advertisement proceedings and a court-appointed receiver has been named. As previously reported, Midwest is currently attempting to sell Brookdale Center. At December 31, 1994, Midwest reduced the carrying value of the Center by $9,068,553 to the Center's estimated fair market value of $35,072,000, as determined by a third party appraiser. Beginning with the second quarter of 1995, Management discontinued the accrual of interest on the Note as the accreted value of the mortgage approximated the underlying value of the Brookdale Center. The Venture's share of the Note plus accrued interest at that time was $24,730,409. The same proportionate share of the estimated fair market value of the underlying collateral was $25,132,840.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



        Midwest is subject to the informational requirements under the Securities Exchange Act, and in accordance therewith files reports and other information, including financial statements, with the Securities and Exchange Commission (SEC) under Commission File No. 1-9331. Such reports and other information filed by Midwest can be inspected and copied at the public reference facilities maintained by the SEC in Washington, D.C. and at certain of its Regional Offices, and copies may be obtained from the Public Reference Section of the SEC, Washington, D.C. 20549, at prescribed rates.

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



Item 1. Legal Proceedings

        There are no pending legal proceedings material to the Partnership to which the Partnership, the Venture, any of the Properties, or to the knowledge of the Managing General Partner, the properties that secure the Mortgage loans are subject.

        Several class action suits have been filed against Midwest, the general partner of Midwest, certain officers of such general partner, Lehman Brothers, Inc., Equitable, and Equitable Real Estate. The complaints allege, among other things, that the defendants breached their fiduciary duties and violated federal securities laws in connection with the initial sale of BAC's, the operation of Midwest, and the sale of Northland Center to the Venture and Equitable. Neither the Venture nor the Partnership has been named as a party to any such suits.

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

Item 6. Exhibits and Reports on Form 8-K

        Response:

        a)      Exhibits

                27  Financial Data Schedule (for SEC filing purposes only)

        b)      Reports


                Current Report on Form 8-K of the Partnership dated June 30,
                1995.

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           EREIM LP Associates

                                           By: EREIM LP Corp.
                                               General Partner




                                           By: /s/Harry D. Pierandri
                                               ----------------------------
                                               Harry D. Pierandri
                                               President



Dated:  August 14, 1995

                                 EXHIBIT INDEX


Exhibit No.                                  Description
-----------               ------------------------------------------------------
    27                    Financial Data Schedule (for SEC filing purposes only)