Form 10-Q
period 1995-09-30
EREIM LP ASSOCIATES
filed 1995-11-14
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


        (Mark One)

            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.



                 For the quarterly period ended   September 30, 1995
                                               ----------------------

                                       OR


            / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.



For the transition period from                to
                               --------------    ---------------


                       Commission file number   33-11064
                                             -------------


                             EREIM LP Associates
--------------------------------------------------------------------------------
     (Exact name of registrant as specified in its governing instrument)



              New York                               58-1739527
--------------------------------------------------------------------------------
      (State of Organization)            (I.R.S. Employer Identification No.)



            787 Seventh Avenue, New York, New York         10019
--------------------------------------------------------------------------------
            (Address of principal executive office)      (Zip Code)



(Registrant's telephone number, including area code)    (212) 554-1926
                                                    ----------------------------




       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     --X--       No
                                              --------------      -------------

                              EREIM LP ASSOCIATES

                                    CONTENTS





PART  I - FINANCIAL INFORMATION



        Item 1 - Financial statements:

                 Balance sheets at September 30, 1995 and December 31, 1994 Statements of income for the three and nine months ended
                   September 30, 1995 and 1994
                 Statement of partners' capital for the nine months ended
                   September 30, 1995
                 Statements of cash flows for the nine months ended
                   September 30, 1995 and 1994
                 Notes to financial statements

        Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


PART II - OTHER INFORMATION

        Items 1 through 6
        Signatures

                              EREIM LP ASSOCIATES
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                  (unaudited)





                                                 September 30,            December 31,

                                                    1995                      1994
                                                 -------------            ------------
ASSETS

Cash                                             $       10,000          $       10,000
Guaranty fee receivable from affiliate
  (Notes 3 and 4)                                        93,538                 188,262
Investment in joint venture, at equity (Note 5)      32,046,890              31,742,094
                                                 --------------          --------------
TOTAL ASSETS                                     $   32,150,428          $   31,940,356
                                                 ==============          ==============
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

Deferred guaranty fee (Notes 3 and 4)           $     1,808,979          $    1,996,115
Due to affiliates                                        23,050                   -
Accrued liabilities                                      20,819                   -
                                                 --------------          --------------
TOTAL LIABILITIES                                     1,852,848               1,996,115
                                                 --------------          --------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)

PARTNERS' CAPITAL:

General partners:
  Equitable                                          31,692,891              31,434,573
  EREIM LP Corp.                                     (1,395,311)             (1,490,332)
                                                 --------------          --------------
TOTAL PARTNERS' CAPITAL                              30,297,580              29,944,241
                                                 --------------          --------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL          $   32,150,428          $   31,940,356
                                                 ==============          ==============





See notes to financial statements.

                              EREIM LP ASSOCIATES
                              STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (unaudited)





                                                        For the three months ended      For the nine months ended
                                                               September 30                    September 30
                                                               ------------                    -------------
                                                          1995            1994             1995            1994
                                                        ---------       ----------      ----------       --------
REVENUE:

Equity in net income (loss) of joint venture (Note 5)   $ (253,801)      $  321,856       $1,079,796       $1,466,746
Guaranty fee from affiliate (Notes 3 and 4)                157,011          157,308          464,606          468,827
Miscellaneous income                                          -               7,304             -              12,792
                                                        ----------       ----------       ----------       ----------
TOTAL REVENUE                                              (96,790)         486,468        1,544,402        1,948,365
                                                        ----------       ----------       ----------       ----------
EXPENSES:

Advisory fees                                               82,779            3,433           88,409           12,701
General and administrative                                   5,531              -             43,869             -
                                                        ----------       ----------       ----------       ----------
TOTAL EXPENSES                                              88,310            3,433          132,278           12,701
                                                        ----------       ----------       ----------       ----------
NET INCOME (LOSS)                                       $ (185,100)      $  483,035       $1,412,124       $1,935,664
                                                        ==========       ==========       ==========       ==========





See notes to financial statements.

                              EREIM LP ASSOCIATES
                         STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (unaudited)





                                                   EREIM
                                 Equitable        LP Corp.         Total
                                -----------     ------------    -----------
Balance, December 31, 1994      $31,434,573     $(1,490,332)    $29,944,241

Capital contributions                87,525             884          88,409

Distributions to partners          (767,250)       (379,944)     (1,147,194)

Net income                          938,043         474,081       1,412,124
                                -----------     -----------     -----------
Balance, September 30, 1995     $31,692,891     $(1,395,311)    $30,297,580
                                ===========     ===========     ===========





See notes to financial statements.

                              EREIM LP ASSOCIATES
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (unaudited)




                                                    September 30,                   September 30,
                                                        1995                            1994
                                                    -------------                   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                          $ 1,412,124                     $ 1,935,664
                                                    -----------                     -----------
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Equity in net income of joint venture          (1,079,796)                    (1,466,746)
      Distributions from joint venture                  775,000                        271,249
      Decrease in guaranty fee receivable from
        affiliate                                        94,724                         95,408
      Decrease in deferred guaranty fee                (187,136)                      (188,250)
      Increase in due to affiliates                      23,050                           -
      Increase in accrued liabilities                    20,819                           -
                                                    -----------                     -----------
Total adjustments                                      (353,339)                    (1,288,339)
                                                    -----------                     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES:            1,058,785                        647,325
                                                    -----------                     -----------
Contributions from general partners                      88,409                         12,701
Distributions to general partners                    (1,147,194)                      (660,026)
                                                    -----------                     -----------
NET CASH USED IN FINANCING ACTIVITIES                (1,058,785)                      (647,325)
                                                    -----------                     ----------
NET CHANGE IN CASH                                        -                                -

CASH AT BEGINNING OF PERIOD                              10,000                         10,000
                                                    -----------                     ----------
CASH AT END OF PERIOD                               $    10,000                    $    10,000
                                                    ===========                    ===========





See notes to financial statements.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (unaudited)


1.      ORGANIZATION


        EREIM LP Associates (the "Partnership") was formed on December
        18, 1986 for the primary purpose of serving as a partner of EML Associates (the "Venture"), a joint venture with ML/EQ Real Estate Portfolio, L.P. ("ML/EQ"). The Venture was formed to invest in existing income-producing real properties, zero coupon or similar mortgage notes and fixed rate mortgage loans. The Partnership owns a 20% interest in the Venture.

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


3.      GUARANTY AGREEMENT


        The Partnership has entered into a guaranty agreement with the Venture to provide a minimum return to ML/EQ's limited partners on their capital contributions. Payments on the guaranty are due ninety days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ.
        The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through September 30, 1995, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (unaudited)



3.      GUARANTY AGREEMENT (Continued)

        The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Venture, the maximum liability of the Partnership to the Venture under the guaranty agreement as of September 30, 1995, is limited to $246,666,599, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to Equitable. Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or
        (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations to make capital contributions to EREIM LP Corp. to pay its obligation with respect to the guaranty agreement.

        Capital contributions by the BAC Holders totaled $108,484,500.
        As of September 30, 1995, the cumulative 9.75% simple annual return was $79,288,285. As of September 30, 1995, cumulative distributions by the Partnership to the BAC Holders totaled $15,252,905, of which $11,662,084 is attributable to income from operations and $3,590,821 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to meet the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.



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

        In May, 1988, ML/EQ had its second and final investor closing.
        ML/EQ contributed $14,965,119 to the Venture. The Partnership contributed zero coupon mortgage notes to the Venture in the amount of $3,741,280, including accrued interest. The Venture purchased an additional $935,320 of zero coupon mortgage notes from Equitable to bring the total amount of zero coupon mortgage notes owned by the Venture to $33,053,870, including accrued interest as of the dates of acquisition. As of September 30, 1995, only one of the zero notes remains. The other zero note was accounted for as a deed in lieu of foreclosure by the Venture on July 22, 1994.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                  (unaudited)

5.    INVESTMENT IN JOINT VENTURE (Continued)

      The financial position and results of operations of the Venture are summarized as follows:



                         SUMMARY OF FINANCIAL POSITION
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                  (unaudited)

                                                          September 30      December 31
                                                          ------------      -----------
        Assets:
           Rental properties                              $123,746,892    $119,590,903
           Less accumulated depreciation                   (11,875,406)     (9,866,248)
                                                          ------------    ------------
              Net rental properties                        111,871,486     109,724,655
           Zero coupon mortgage note
              receivable, net of
              valuation allowance of $3,232,210 in 1995     21,498,199      24,115,465
           Mortgage loan receivable                          6,000,000       6,000,000
           Cash and short-term investments                  18,146,119      19,725,901
           Rental income receivable                          2,634,163       1,996,909
           Deferred rent concessions                         1,962,352       1,752,428
           Interest income receivable                          134,101          84,521
           Other                                               915,705         599,630
                                                          ------------    ------------
        Total assets                                      $163,162,125    $163,999,509
                                                          ============    ============

        Liabilities and equity:

           Accrued expenses                               $  1,622,971    $  1,854,748
           Security deposits and unearned rent                 806,686         486,284
           Accrued capital expenditures                        498,016       2,948,006
           Joint venturers' equity                         160,234,452     158,710,471
                                                          ------------    ------------
        Total liabilities and equity                      $163,162,125    $163,999,509
                                                          ============    ============

        Partnership's share of joint venture equity       $ 32,046,890    $ 31,742,094
                                                          ============    ============

                        SUMMARY STATEMENT OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (unaudited)
                                                               1995            1994
                                                           -----------     -----------
        Income:
           Rental income                                   $15,620,214     $15,746,472
           Lease termination rental income                   1,487,433             -
           Interest income                                   1,867,855       2,709,769
                                                           -----------     -----------
        Total income                                        18,975,502      18,456,241
                                                           -----------     -----------
        Expenses:
          Depreciation                                       2,189,811       1,511,132
          Real estate operating expenses                     5,956,784       6,345,334
          Real estate taxes                                  1,824,074       1,973,476
          Administrative                                       373,642         292,568
          Provision for impairment on zero coupon mortgage   3,232,210             -
          Loss on write-down of other real estate assets           -         1,000,000
                                                           -----------     -----------
        Total expenses                                      13,576,521      11,122,510
                                                           -----------     -----------
        Net income                                         $ 5,398,981     $ 7,333,731
                                                           ===========     ===========
        Partnership's share of equity in net
          income of joint venture                          $ 1,079,796     $ 1,466,746
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

Liquidity and Capital Resources

        As of September 30, 1995, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners from time to time determine are appropriate.

        In addition, at September 30, 1995, the Venture, in which the Partnership owns a 20% interest, had approximately $18.1 million in cash and short-term investments. These funds are intended to be utilized primarily to fund the renovation work expected on the Bank of Delaware Building, to fund possible costs incurred to increase tenancy at Richland Mall, and to fund other general working capital requirements. These funds, in addition to reserves from future operations, may also be used in connection with actions taken relating to the Brookdale zero coupon mortgage note, including costs of legal action as well as improvements deemed to be necessary in the event a foreclosure is effected.

        Management has established an enhancement/stabilization and renovation program for the Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this three year program total $4.3 million, of which $1.9 million is expected to be incurred in 1995, $1.3 million is expected to be incurred in 1996, and $1.1 million is expected to be incurred in 1997. As of September 30, 1995, approximately $340,000 of these costs had been expended. Approximately $50,000 in capital costs have been accrued but not paid as of September 30, 1995. Included in the estimated $4.3 million of renovation expenditures is approximately $2.3 million for asbestos abatement expected to be incurred evenly over 1995, 1996, and 1997. Also included in the $4.3 million is $400,000 for sprinkler installation and $400,000 for exterior deferred maintenance including recaulking all four sides of the building. The other components of the renovation program are minor interior common area and exterior plaza cosmetic upgrades totaling approximately $600,000 to be incurred evenly over 1995 and 1996. Management expects these upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $2.5 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building.

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

        The decrease in guaranty fee receivable during the current period as compared to December 31, 1994, is due to the receipt of the semiannual payment in 1995 of $183,932 for the deferred portion of the fee covering the period January 1, 1995, to June 30, 1995, for the purpose of providing the minimum guaranty return. This decrease is offset by the accrual of the deferred portion of the guaranty fee for the three months ended September 30, 1995.

        The increase in investment in joint venture at September 30, 1995, as compared to December 31, 1994, resulted from the excess of equity in net income of the Venture over actual cash distributions from the Venture.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The increase in EREIM LP Corp.'s and Equitable's capital accounts at September 30, 1995, as compared to December 31, 1994, is attributable to the respective shares of net income of the Partnership in excess of cash distributions by the Partnership to EREIM LP Corp. and Equitable.

Results of Operations

        The decrease in equity in net income of joint venture for the three months and nine months ended September 30, 1995, as compared to the three months and nine months ended September 30, 1994, is attributable to a decrease in the Venture's net income. The Venture's net income decreased as a result of the valuation allowance of $3,232,210 that was recorded during the third quarter of 1995 to value the Brookdale zero coupon mortgage note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the Center.

        The Venture recognized approximately $1.5 million of lease termination income in 1995. The majority of this income was pursuant to an agreement with Kohl's Department Stores, Inc. ("Kohl's"), a former tenant at Northland Center. Equitable agreed to accept $1,750,000 in connection with the termination of the Kohl's lease on behalf of the tenancy in common arrangement between the Venture and Equitable. The Venture's portion of the termination payment received in 1995 was approximately $1.3 million. This agreement released Kohl's from any remaining obligation under the original lease agreement.

        Total expenses of the Venture decreased for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994. A $1.0 million write-down was recognized by the Venture during the third quarter of 1994 in order to value the Bank of Delaware Building at its estimated fair market value. A comparative loss has not been recognized in 1995.

        Guaranty fee income from affiliate for the three months and nine months ended September 30, 1995, remained approximately the same compared to the same periods in the prior year.

        Miscellaneous income for the three months and nine months ended September 30, 1995, decreased compared to the same periods last year. The income in 1994 relates to the receipt of tax refunds from the state of Illinois for the 1990 and 1991 tax years. No tax refunds have been received in 1995.

        Advisory fees for the three months and nine months ended September 30, 1995, increased compared to the three months and nine months ended September 30, 1994. This increase is due to a change in the allocation of fees to the Partnership from Equitable.

        General and administrative expenses for the three months and nine months ended September 30, 1995, increased compared to the same periods in the prior year due to the timing of the accrual of audit and tax fees in 1995 as compared to 1994.

        The zero coupon mortgage note (the "Note") secured by the Brookdale Center matured on June 30, 1995 and Midwest Real Estate Shopping Center L.P. ("Midwest"), the owner of Brookdale Center (formerly Equitable Real Estate Shopping Centers, L.P.), defaulted on its obligation to repay the Note in full. The Venture's portion of the entire amount of principal and accrued interest due on the maturity date, June 30, 1995, totaled $25,345,353. Notice of default has been given to Midwest. Equitable and the Venture have commenced foreclosure by advertisement proceedings and a court-appointed receiver has been named. As previously reported, Midwest is currently attempting to sell Brookdale Center. The date set for foreclosure is December 12, 1995. However, the parties are continuing to discuss the matter, and that date may be extended. At December 31, 1994, Midwest reduced the carrying value of the Center by $9,068,553 to the Center's estimated fair market value of $35,072,000, as determined by a third party appraiser. Beginning with the second quarter of 1995, Management discontinued the accrual of interest on the Note as the accreted value of the mortgage approximated the underlying value of the Brookdale Center. The Venture's share of the Note plus accrued interest at that time was $24,730,409. The same proportionate share of the estimated fair market value of the underlying collateral was $25,132,840. A recently completed internal review of the property, performed for the Venture as of September 30, 1995, estimated the fair market value of Brookdale Center to be $30,000,000. The Venture recorded a valuation allowance of $3,232,210 to value the note at an amount equal to the Venture's participation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


interest in the note multiplied by the estimated fair market value of the Center, or $21,498,199. This valuation allowance is presented on the consolidated balance sheets as a decrease in assets and partners' capital and on the consolidated statements of operations as a provision for impairment on zero coupon mortgage.

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

        Several class action suits have been filed against Midwest, the general partner of Midwest, certain officers of such general partner, Lehman Brothers, Inc., Equitable, and Equitable Real Estate. The complaints allege, among other things, that the defendants breached their fiduciary duties and violated federal securities laws in connection with the initial sale of BACs, the operation of Midwest, and the sale of Northland Center to the Venture and Equitable. Neither the Venture nor the Partnership has been named as a party to any such suits.

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

                                EREIM LP Associates



                                By: EREIM LP Corp.
                                    General Partner



                                By: /s/ Harry D. Pierandri
                                    ------------------------
                                    Harry D. Pierandri
                                    President





Dated:  November 14, 1995

                                 EXHIBIT INDEX





Exhibit No.                               Description
-----------            ------------------------------------------------------
    27                 Financial Data Schedule (for SEC filing purposes only)