Form 10-K405
period 1995-12-31
EREIM LP ASSOCIATES
filed 1996-04-01
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                 For the fiscal year ended December 31, 1995

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission File Number 33-11064

                              EREIM LP ASSOCIATES
        (Exact name of registrant as specified in governing instrument)

        New York                                           58-1739527
        (State of organization)                (IRS Employer Identification No.)

        787 Seventh Avenue, New York, N.Y.                   10019
        (Address of Principal Executive Offices)           (Zip Code)

Registrant's telephone number, including area code:  (212) 554-1926
                                                    -----------------
Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
        None                                               None

Securities registered pursuant to Section 12(g) of the Act:

        The Investment Guarantee Agreement (Title of Class) has not been registered as of the date of this Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    x               No
                       -------               -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

                                 Not Applicable

                      DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Prospectus of ML/EQ Real Estate Portfolio, L.P., a Delaware limited partnership, dated April 23, 1987, as supplemented by supplements dated March 3, 1988 and March 17, 1988 (File No. 33-11064) filed pursuant to Rule 424 of the Securities Act of 1933, as amended, are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.

                                    PART I.


ITEM 1.  BUSINESS

         General. The registrant, EREIM LP Associates (the "Partnership"), is a general partnership formed on December 18, 1986 under the Partnership Law of the State of New York.

         The Partnership's two general partners are EREIM LP Corp., a Delaware corporation ("LP Corp."), and The Equitable Life Assurance Society of the United States, a New York mutual life insurance company ("Equitable", and, together with LP Corp., the "General Partners"). LP Corp. is an indirect, wholly-owned subsidiary of Equitable.

         The Partnership has issued an investment guaranty agreement dated as of March 10, 1988 (the "Guaranty Agreement") to EML Associates (the "Venture"), a joint venture formed in March 1988, between the Partnership and ML/EQ Real Estate Portfolio, L.P. ("ML/EQ"), a Delaware limited partnership of which an indirect, wholly-owned subsidiary of Equitable, EREIM Managers Corp., is the Managing General Partner and an affiliate of Merrill Lynch & Co., Inc., MLH Real Estate Associates Limited Partnership, is the Associate General Partner (the "Associate General Partner"). The Guaranty Agreement has been assigned to ML/EQ. Capitalized terms used in this annual report that are not defined herein have the same meaning as in the Partnership Agreement of ML/EQ dated as of February 9, 1988, which is included as an exhibit to this annual report.

         ML/EQ offered to the public $150,000,000 of Beneficial Assignee Certificates (the "BACs"), which evidence the economic rights attributable to limited partnership interests in ML/EQ (the "Interests"), in an offering (the "Offering") which commenced in 1987. The Offering was made pursuant to a Prospectus dated April 23, 1987, as supplemented by Supplements dated December 29, 1987 (the "December Supplement"), March 3, 1988 (the "March 3 Supplement") and March 17, 1988 (the "March 17 Supplement"), filed with the Securities and Exchange Commission (the "SEC") in connection with a Registration Statement on Form S-11 (No. 33-11064). The Prospectus as supplemented is hereinafter referred to as the "Prospectus." The Offering terminated on March 29, 1988. On March 10, 1988, ML/EQ's initial investor closing occurred at which time ML/EQ received $92,190,120, representing the proceeds from the sale of 4,609,506 BACs. On May 3, 1988, ML/EQ's final investor closing occurred at which time ML/EQ received $16,294,380, representing the proceeds from the sale of an additional 814,719 BACs. In total, ML/EQ realized gross proceeds of $108,484,500 from the Offering, representing the sale of 5,424,225 BACs.

Business of the Partnership. The Partnership was formed to invest in a diversified portfolio of properties and mortgage loans. The Partnership considers its business to represent one industry segment, investment in real property. The Partnership has, however, developed a concentration of retail real estate investments with the inclusion of the Venture's interest in Northland Center which is located in Southfield, Michigan. Such property was transferred to the Venture and Equitable by a deed-in-lieu of foreclosure on July 22, 1994. The Venture's interest in Northland Center represented approximately 30% and 28% of the real estate investments owned by the Venture as of December 31, 1995 and 1994, respectively, and approximately 54% of total revenues of the

Venture in each of the years ended December 31, 1995 and 1994. Combined retail real estate investments represented approximately 53% of real estate investments owned by the Venture as of December 31, 1995 and 1994, and approximately 66% and 70% of total revenues of the Venture for the years ended December 31, 1995 and 1994, respectively. The Partnership conducts its real estate investment business through the Venture. The capital of the Venture was provided approximately 20% by the Partnership through the contribution of interests in two zero coupon mortgage notes (see Item 2. PROPERTIES) and approximately 80% by ML/EQ, the managing partner of the Venture, through the contribution of net proceeds of the Offering.

         The Venture acquired a diversified portfolio of real properties and mortgage loans secured by real properties. Based on original acquisition prices, approximately 52% of the Venture's original contributed capital was invested in existing income-producing real properties acquired without permanent mortgage indebtedness (the "Properties"), approximately 25% of such capital was invested in zero coupon or similar mortgage notes (the "Zero Notes"), and the balance was invested in fixed-rate first mortgage loans (the "Fixed-Rate Mortgage Loans;" together with the Zero Notes, the "Mortgage Loans"). The Properties and the properties that secure the Mortgage Loans include commercial, industrial, residential and warehouse/distribution properties.

         At December 31, 1995, the Venture owned ten Properties (one of which consists of two adjacent office buildings) and one undivided interest in a Property (Northland Center) as a tenant in common with Equitable. All references herein to the Venture's ownership of Northland Center shall be deemed to refer to the Venture's undivided interest as a tenant in common with Equitable, unless otherwise indicated. Nine of the Properties were purchased at an aggregate cost of approximately $68.1 million. The other two Properties, Northland Center and The Bank of Delaware Building (originally properties that secured a Zero Note and a Fixed-Rate Mortgage Loan, respectively), were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million and the estimated fair market value of the Bank of Delaware Building Mortgage Loan immediately preceding the transfer was approximately $8.5 million. In addition, at December 31, 1995, the Venture owned an interest in one remaining Zero Note, which interest (including principal and accrued interest) on the date of acquisition was approximately $12.3 million, and one remaining Fixed-Rate Mortgage Loan in the principal amount of $6.0 million. (Amounts identified are exclusive of closing costs.) Reference is made to Item 2. PROPERTIES for information concerning the Properties and the Mortgage Loans.

         Real estate investments are recorded at historical cost less accumulated depreciation. For purposes of financial statement presentation, the Properties are stated at cost, unless it is determined that the value of the Properties has been impaired to a level below depreciated cost. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from sale of the Property. In the event this sum is less than the depreciated cost of the Property, the Property will be written down to estimated fair market value. With respect to Mortgage Loans, management reviews the valuation of the underlying security. If the Venture's portion of the estimated fair market value of the underlying collateral declines below the recorded investment in the Mortgage Loans, impairment will be recognized through the creation of a valuation allowance.

         Neither the Partnership nor the Venture has any real property investments located outside the United States. The Partnership has no employees.

         Leasing Information. See Item 2. PROPERTIES for information regarding percentages of space under lease for each of the Properties and the properties that secure the Mortgage Loans, as well as information relating to the percentage of rentable space at each Property covered by leases that are scheduled to expire in each of the years 1996 to 1998.

         Competition. The Properties and the properties that secure the Mortgage Loans may compete with other properties in the areas in which they are located for, among other things, desirable tenants. Competitors may include properties owned or managed directly or indirectly by Equitable or its subsidiaries or affiliates or by affiliates of the Associate General Partner. Owners of some of these properties may have greater resources than the Venture or the owners of the properties that secure the Mortgage Loans and/or may be willing or able to make greater concessions (e.g., lower rent or higher allowances for tenant improvements) to attract tenants. Similarly, tenants of the Properties and the properties that secure the Mortgage Loans may compete for business with other businesses in the area. Such competition may adversely affect the business (and, in some cases, the viability) of such tenants and, particularly in the case of retail tenants, may reduce the amount of rent received by the Venture under percentage rent provisions. See Item 2. PROPERTIES for a discussion of competition pressures experienced by the Venture's Richland Mall Property.

         Currently, many areas of the country, including some in which one or more of the Properties or properties that secure the Mortgage Loans are located, are experiencing relatively high vacancy rates which may adversely impact the ability of the Venture and the owners of the properties that secure such Mortgage Loans to retain or attract tenants as leases expire or may adversely affect the level of rents which may be obtained (or increase the levels of concessions that may have to be granted). The Venture's income from Properties may be affected by many factors, including reductions in rental income due to an inability to maintain occupancy levels, adverse changes in general economic conditions, adverse local conditions (such as decreases in demand for similar or competing facilities or competitive over-building, adverse changes in tax, real estate, zoning and environmental laws or decreases in employment), energy shortages or increased energy costs, or acts of God (such as earthquakes and floods). In addition, the ability of the borrowers on the Mortgage Loans to meet their obligations under such loans will be affected by these same factors. See Item 2. PROPERTIES for a description of difficulties experienced by certain of the Properties and the properties that secure the Mortgage Loans.

         The holding period for the Properties was originally intended to be 7 to 10 years and ML/EQ currently does not anticipate that the Properties will be sold prior to that time unless market conditions demand that earlier action be taken. The Partnership cannot state whether or not the Properties will be sold within this original period. It is anticipated that the holding period for the Northland Center will be approximately 3 to 6 years from July 22, 1994, the acquisition date. The ability of the Venture to dispose of its Properties will be influenced by, among other things, prevailing interest rates and the availability of mortgage financing at the time that the Properties are sought to be sold. For example, if high interest rates or shortages of mortgage funds were prevailing at the time the Venture was attempting to dispose of a Property, the sale or other disposition of such Property might be rendered difficult or the Venture might be required to assume credit risks if it becomes necessary to extend mortgage financing to buyers. Similarly, such factors may affect and have affected the ability of the borrowers under the Mortgage Loans held by the Venture to sell or refinance the properties that secure such loans, which may adversely affect the ability of the borrowers to pay such loans at maturity. See Item 2. PROPERTIES for a discussion of competitive pressures experienced with respect to the Brookdale Loan. In this regard, it should be noted that many lenders have continued to curtail extending credit to many businesses and industries, including real estate owners and developers. The reasons for such action include, but are not limited to, defaults experienced on such loans. There can be no assurance whether or when the availability of credit for real estate financing will increase. Liquidation or dissolution of the Venture will be delayed until the sale, retirement or other disposition of all of the Mortgage Loans and Properties held by the Venture (other than purchase money notes from the sale of a property) or the liquidation of ML/EQ, but not beyond December 31, 2002. See INVESTMENT GUARANTY AGREEMENT AND RELATED MATTERS below.

         Conflicts of Interest. Equitable and its subsidiaries and affiliates are among the largest managers of real estate assets in the country and certain activities in which they currently or in the future may engage will be competitive with the Partnership, ML/EQ, and the Venture. As Managing General Partner of the managing partner of the Venture, EREIM Managers Corp. may encounter various conflicts of interest in managing ML/EQ's and the Venture's businesses. These conflicts may, for example, arise in connection with the allocation of leasing or sale opportunities, selection of service providers such as property managers (including whether to retain an affiliate or a non-affiliate), determination to exercise or forbear exercise of certain rights (e.g., eviction or foreclosure), or the timing of investment dispositions or liquidations. While EREIM Managers Corp. believes that it will be able to resolve such conflicts in an equitable manner, it is possible that such conflicts may not be resolved in favor of ML/EQ, the Venture, or the Partnership.

         Presently, nine Properties are managed by Compass Management and Leasing, Inc. ("Compass") and Compass Retail, Inc. ("Compass Retail"), affiliates of Equitable. The property management agreements are at market rates but not in excess of the rates permitted under the Partnership Agreement.

         Working Capital Reserves. The Partnership has not established working capital reserves at any level. The Partnership may establish and maintain such working capital reserves as the General Partners from time to time may determine appropriate, in light of the nature of the Venture's investments and other considerations.

         Insurance. The Properties are covered under insurance contracts which provide comprehensive general liability as well as physical damage protection. Such insurance contracts also cover other properties in accounts which are advised or managed by Equitable or its subsidiaries as well as certain properties in which Equitable, its subsidiaries, or its insurance company separate accounts have an ownership interest.

         Although the Venture carries comprehensive insurance on the Properties and the terms of each of the Venture's Mortgage Loans require the borrower to obtain and maintain general liability, property damage and certain other insurance in specified amounts, there are certain risks (such as earthquakes, floods and wars) which may be uninsurable or not fully insurable at a cost believed to be economically feasible. Moreover, there can be no assurance that particular risks that are currently insurable will continue to be so, or that current levels of coverage will continue to be available at a cost believed to be economically feasible. The Managing General Partner, on behalf of the ML/EQ as managing partner of the Venture, will use its discretion in determining the scope of coverage, limits and deductible provisions on insurance, with a view to maintaining appropriate insurance on the Properties at an appropriate cost. Similarly, the Managing General Partner will use its discretion in determining whether and when to permit borrowers under the Mortgage Loans to obtain and maintain coverage that differs from the requirements of the mortgages, with a view to requiring appropriate insurance on the properties which secure the Mortgage Loans in light of prevailing insurance market, economic, and other factors. This may result, however, in insurance which will not cover the full extent of a loss or claim.

         Investment Guaranty Agreement and Related Matters. Under an investment guaranty agreement dated March 10, 1988 by and between the Partnership and the Venture (the "Guaranty Agreement"), the Partnership has guaranteed to pay the Venture, if necessary, ninety days after the earlier of the sale, retirement, or other disposition of all of the Mortgage Loans and Properties or the liquidation of ML/EQ, an amount which when added to all distributions from ML/EQ to the holders of BACs ("BAC Holders") will enable ML/EQ to provide the BAC Holders with a minimum return (the "Minimum Return") equal to their Capital Contributions plus a simple annual return equal to 9.75% multiplied by their Adjusted Capital Contributions (as defined in the Guaranty Agreement) calculated from the investor closing at which the BAC Holder acquired its BACs.

         The Venture has assigned the Guaranty Agreement to ML/EQ in exchange for ML/EQ's assumption of the Venture's obligations, including the obligation to pay the Guaranty Fee. Any moneys distributed by ML/EQ to BAC Holders and/or limited partners of ML/EQ ("Limited Partners") on account of payments made under the Guaranty Agreement will be distributed to BAC Holders and/or Limited Partners based on the total number of BACs or Interests owned by each BAC Holder and/or Limited Partner as of the date the Minimum Return is calculated.

         If the Venture holds a purchase money note from the sale of a Property at the time all other investments of ML/EQ and the Venture have been disposed of and the proceeds distributed, any remaining obligation of the Partnership under the Guaranty Agreement will be reduced by (i) the aggregate amount of all cash payments to BAC Holders and Limited Partners and (ii) the discounted value (at the market rate of interest of a U.S. Treasury security having a comparable term) of principal and interest payments on the purchase money note. The Partnership will be required to either purchase the purchase money note from the Venture at its discounted value or guarantee timely payment of principal and interest under the note, but only to the extent such note reduces obligations under the Guaranty Agreement and so long as the note does not reduce obligations below zero. If, the Venture sells a purchase money note at a premium over the discounted value of the note, the premium will be paid to the Partnership to the extent of any payments made under the Guaranty Agreement. Moreover, the Partnership will be entitled to receive any cash payments paid to ML/EQ (other than payments from a purchase money note guaranteed by the Partnership) to the extent that it has made any payment under the Guaranty Agreement.

         The obligation of the Partnership to pay the Minimum Return is subject to reduction for (i) any Federal, state or local corporate income or franchise tax imposed upon ML/EQ or the Venture, and (ii) any Federal, state or local income, gross receipts, value-added, excise or similar tax imposed on ML/EQ or the Venture not imposed under law at the time of the Offering, other than any such local tax imposed as a result of owning real property in the locality.
All distributions from ML/EQ to BAC Holders from whatever source will reduce the amount of the Partnership's obligation under the Guaranty Agreement. The obligations of the Partnership under the Guaranty Agreement will terminate in the event that upon the written consent or the affirmative vote of BAC Holders or Limited Partners owning more than 50% of the Interests either (i) EREIM Managers Corp. is removed as the Managing General Partner of ML/EQ or (ii) ML/EQ is dissolved without the consent of EREIM Managers Corp. The maximum liability of the Partnership under the Guaranty Agreement is $271,211,250. Subject to the foregoing, the obligations of the Partnership under the Guaranty Agreement as of December 31, 1995 are limited to $246,687,614 plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to the Venture to fund cash deficits.

         The obligations of the Partnership under the Guaranty Agreement are nonrecourse to Equitable but are recourse as to LP Corp. Equitable has entered into an agreement dated as of March 10, 1988 (the "Keep Well Agreement") with LP Corp. which provides that Equitable will make capital contributions to LP Corp. in such amounts as to permit LP Corp. to pay its obligations with respect to the Guaranty Agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. Subject to the foregoing, the obligations of Equitable under the Keep Well Agreement as of December 31, 1995 are $246,687,614. The Keep Well Agreement provides that only LP Corp. and its successors will have the right to enforce Equitable's obligations thereunder.

         The Keep Well Agreement is an unsecured contractual liability of Equitable and is not a policy of insurance. Since the Guaranty Agreement is nonrecourse as to Equitable and the obligation under the Keep Well Agreement to pay all obligations of LP Corp. is not for the benefit of third parties, including ML/EQ and BAC Holders, BAC Holders will have no direct cause of action against Equitable to enforce the obligations of Equitable under the Keep Well Agreement. However, if the assets of the Partnership and LP Corp. are insufficient to satisfy the Partnership's obligations under the Guaranty Agreement, a proceeding in bankruptcy could be commenced against LP Corp. In such event the debtor-in-possession or trustee in bankruptcy would have a claim against Equitable to compel performance under the Keep Well Agreement.
If the Managing General Partner, which is an affiliate of Equitable, did not commence an involuntary bankruptcy proceeding against LP Corp. on behalf of ML/EQ, MLH Real Estate Assignor Inc., the initial limited partner of ML/EQ ("the Initial Limited Partner") on behalf of BAC Holders would have a right to compel ML/EQ to commence such involuntary bankruptcy proceeding.

         The New York Insurance Law contains provisions limiting the amount of an investment by a New York life insurance company, such as Equitable, in certain of its subsidiaries and in real estate. The Keep Well Agreement provides that Equitable's obligation thereunder is subject to compliance with any applicable limitation on investment contained in the New York Insurance Law.

         At December 31, 1995, 1994 and 1993, Equitable's total surplus, calculated in accordance with the statutory method of accounting, was approximately $2.20 billion, $2.12 billion and $1.83 billion, respectively. At December 31, 1995, 1994 and 1993, Equitable's total capital, calculated in accordance with the statutory method of accounting and consisting of surplus and the Asset Valuation Reserve, was approximately $3.55 billion, $3.11 billion and $3.10 billion, respectively.

         The Equitable Companies Incorporated (the "Holding Company"), a Delaware corporation, owns all of Equitable's outstanding capital stock. Equitable and the Holding Company are subject to the informational requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith file reports and other information, including financial statements, with the Securities Exchange Commission under Commission File No. 0-25280 and 1-11166, respectively. Such reports and other information filed by Equitable and the Holding Company can be inspected and copied at the public reference facilities maintained by the SEC in Washington, D.C. and at certain of its Regional Offices, and copies may be obtained from the Public Reference Section of the SEC, Washington, D.C. 20549, at prescribed rates.

         Equitable is a diversified financial service organization serving a broad spectrum of insurance, investment management, and investment banking customers. It has been in business since 1859. In 1992, it converted from a mutual life insurance company into a stock life insurance company through a process called "demutualization."

ITEM 2.  PROPERTIES

         At December 31, 1995, approximately 82.2% of the aggregate rentable square feet of the Venture's Properties was leased. Leases covering approximately 9.9%, 11.2% and 5.2% of the Properties rentable square feet are scheduled to expire in 1996, 1997 and 1998 respectively.

         Set forth below is a brief description of each of the Venture's investments at December 31, 1995. Reference is made to Notes 3, 4, 5 and 9 of the Notes to Consolidated Financial Statements in Item 8. FINANCIAL STATEMENTS. The Venture has fee ownership of the land and improvements relating to each of the Properties.

       Name, Location                  Approximate          Date of              Year of
    and Type of Property                   Size           Acquisition          Completion
 ---------------------------           ------------    --------------          ----------
 1200 Whipple Road                       257,500             3/17/88                1963
 Union City, CA                          sq. ft.
 warehouse/distribution

 Richland Mall                           182,507             7/19/88             1974-75
 Bucks County, PA                        sq. ft.
 shopping center

 16/18 Sentry Park West                  190,616            12/22/88                1988
 Montgomery County, PA                   sq. ft.
 office buildings

 701 Maple Lane                           58,230            12/27/88                1980
 Bensenville, IL                         sq. ft.
 warehouse/office

 733 Maple Lane                           23,520            12/27/88                1980
 Bensenville, IL                         sq. ft.
 warehouse/office

 7550 Plaza Court                         49,500            12/27/88                1980
 Willowbrook, IL                         sq. ft.
 warehouse/office

 1850 Westfork Drive                     103,505              1/6/89                1988
 Lithia Springs, GA                      sq. ft.
 warehouse/distribution

 1345 Doolittle Drive                    326,414             5/18/89                1964
 San Leandro, CA                         sq. ft.
 warehouse/distribution

 800 Hollywood Avenue                     50,337              6/8/89                1979
 Itasca, IL                              sq. ft.
 warehouse/office

 Northland Center                        552,922(1)          7/22/94                1954
 Southfield, MI                          sq. ft.
 regional mall

 The Bank of Delaware Building           314,313            11/15/94                1970
 Wilmington, DE                          sq. ft.
 office building

 --------------
 (1)  Excludes square feet of properties owned by certain anchor stores.

Projected Annual Aggregate Lease Payments to be Received (in dollars)(1)

Name of Property                              1996          1997          1998          1999         2000      Thereafter
- -------------------------------------------------------------------------------------------------------------------------
1200 Whipple Rd.                       $ 1,009,340   $ 1,009,340   $ 1,098,200    $1,261,675    $1,261,675   $ 3,340,726
Richland Mall                              799,932       689,371       669,722       619,482       546,955     2,352,842
16/18 Sentry Park West                   2,554,540     2,150,563     1,957,423     1,648,799       877,603             0
701 and 733 Maple Lane                     338,646       339,430       205,391       104,174       111,720       158,270
7550 Plaza Ct.                                   0             0             0             0             0             0
1850 Westfork Dr.                          269,113       179,409             0             0             0             0
1345 Doolittle Dr.                       1,067,209       838,192       859,468       708,685       451,216       172,800
800 Hollywood Ave.                         201,348        83,895             0             0             0             0
Northland Center                         5,478,124     5,042,198     4,631,591     4,185,906     3,663,624     9,458,213
The Bank of Delaware Building            1,034,377       720,683       595,297       554,161       524,432     1,770,190
                                       -----------   -----------   -----------    ----------    ----------   -----------
                                       $12,752,629   $11,053,081   $10,017,092    $9,082,882    $7,437,225   $17,253,041
                                       ===========   ===========   ===========    ==========    ==========   ===========


- ------------------
(1) Lease payments to be received under noncancelable operating leases in effect as of December 31, 1995.

Range of Lease Expirations

             Name of Property                                          Years
     --------------------------------                              -------------
     1200 Whipple Road                                                 2003
     Richland Mall                                                   1996-2006
     16/18 Sentry Park West                                          1996-2000
     701 and 733 Maple Lane                                          1998-2002
     7550 Plaza Court                                                   N/A
     1850 Westfork Drive                                               1997
     1345 Doolittle Drive                                            1996-2002
     800 Hollywood Avenue                                              1997
     Northland Center                                                1996-2005
     The Bank of Delaware Building                                   1996-2005

Major Tenants

         The following list sets forth major tenants for certain Properties together with percentage of space used by such tenants:

        Properties                      Major Tenants                    Percentage of Leasable Space
- --------------------------              -------------                    ----------------------------
Richland Mall                        Bon Ton Department Store                        46.2%
                                     Clemens Market                                  14.2%

16/18 Sentry Park West               Liberty Mutual                                  14.9%

1345 Doolittle Drive                 Gruner & Jahr                                   44.1%
                                     National Distribution Agency                    23.5%
                                     Jay-N Company                                   18.6%

Northland Center                    Hudson's Department Store            (A)
                                    J.C. Penney                          (A)
                                    Montgomery Ward                      (A)

The Bank of Delaware Building       PNC Bank                              36.6%

(A) Hudson's Department Store, J.C. Penney, and Montgomery Ward independently constructed and operate their stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores covering 511,509 square feet, 283,534 square feet, and 117,750 square feet, respectively, are not included in the gross leasable area of the mall.

All of the remaining Properties, excluding 7550 Plaza Court, are leased in their entirety to their respective tenants.

Description of Properties

         1200 Whipple Road is a one-story warehouse/distribution property located in the Hayward-Fremont market area, approximately 25 miles southeast of San Francisco. At December 31, 1995, the property was 100% leased to Permer Control, Inc. ("Permer") under a lease which runs through August 2003. The property is used as a distribution center for the Emporium Capwell and Weinstocks divisions of Carter Hawley Hale Stores, Inc. ("CHH") and is described in the March 17 Supplement, which is included as an exhibit to this annual report.
         The Permer Control lease is assignable to CHH or a subsidiary thereof at any time during the lease, in which event Permer Control is released from liability. All payments due under the lease to date have been made. Permer has vacated the property. CCH continues to make payments in accordance with the lease, and is actively attempting to sublet the property as permitted under the lease. The lease is guaranteed by CHH and management expects all obligations under the lease to be fulfilled.

         Richland Mall is a one-level enclosed mall located in Richland Township, Pennsylvania. Tenants include Bon Ton Department Store, Clemens Market, Footlocker, and Radio Shack. At December 31, 1995, the Mall was approximately 88.2% leased with 21,400 square feet vacant. Excluding the two anchor stores, the Mall was 70.3% leased. Leases covering approximately 26.1%, 1.0% and 5.9% of the space are scheduled to expire in 1996, 1997 and 1998, respectively. Richland Mall is described in ML/EQ's Current Report on Form 8-K dated July 19, 1988 (the "July Report"), which is included as an exhibit to this annual report.

         Over the past three years, the general economic recession has severely hampered the property's leasing efforts. During this period Richland Mall suffered from lease expirations and cancellations by virtue of tenant bankruptcies. Management continues to aggressively pursue tenants for the remaining vacant space. The Clemens Market lease expires in April 1996. While Clemens Market will most likely request that the Venture permit it to hold over for a short period of time, it has notified management that it will leave Richland Mall upon completion of its new store within 1-1/2 miles of Richland Mall. Management has not signed a lease with a replacement tenant, but is in negotiations with several potential users of this space. Wal-Mart Stores, a national discount retailer, has announced plans to locate a new store within 2-1/2 miles of Richland Mall; however, zoning for the proposed shopping center which was to include Wal-Mart was rejected by Richland Township in June 1992. Management expects Wal-Mart to again approach the local Zoning board for approval of a site approximately two miles north of Richland Mall. Due to traffic and congestion issues, the Venture cannot predict whether or when this request will be approved. Furthermore, the Venture cannot predict the extent to which the Wal-Mart project, if completed, would affect Richland Mall. Should Wal-Mart enter the local market, its size and advertising strength will undoubtedly affect the business of the Bon Ton Department Store and other specialty retail stores within Richland Mall. The current competitive leasing environment and weak retail economy create significant obstacles to maintaining the current level of performance of this Property. Management may attempt to market the property for sale or may decide to undertake a significant renovation of the property. A definite plan of action has not yet been formulated.

         16/18 Sentry Park West are two four-story office buildings that together contain 190,616 rentable square feet. Tenants include Liberty Mutual Insurance Company and The Prudential Insurance Company. At December 31, 1995, the property was approximately 85.0% leased. Leases covering approximately 10.4%, 12.8% and 3.6% of the space are scheduled to expire in 1996, 1997 and 1998, respectively. In order to lease the vacant space, the Venture is continuing to incur expenditures for tenant improvements and leasing commissions. The 16/18 Sentry Park West Property is described in ML/EQ's Current Report on Form 8-K dated December 2, 1988, which is included as an exhibit to this annual report.

         701 Maple Lane, 733 Maple Lane and 7550 Plaza Court are three one-story office/warehouse buildings located in the Chicago metropolitan area. At December 31, 1995, the Maple Lane buildings were 100% leased, while the Plaza Court building was vacant. Precise Data Service was a tenant in the Plaza Court property, but vacated in November 1995. Tenants include Triangle Engineered Products, Co. and Hi Performance, Inc. These properties are described in ML/EQ's Current Report on Form 8-K dated December 27, 1988 (the "December Report"), which is included as an exhibit to this annual report. One lease covering approximately 44.4% of the space is scheduled to expire in 1998.

         1850 Westfork Drive is a one-story warehouse/distribution facility located approximately 15 miles west of the Atlanta central business district. At December 31, 1995, the Property was 100% leased to Treadway Exports Limited ("Treadway"). The lease with Treadway commenced on September 1, 1992 and is for an initial term of three years with two renewal options for total of an additional three years. On August 30, 1995, Treadway exercised the first renewal option for a term of two years. The 1850 Westfork Drive Property is described in the December Report, which is included as an exhibit to this annual report.

         1345 Doolittle Drive is a one-story warehouse/distribution property located in San Leandro, California approximately one mile south of Oakland International Airport. At December 31, 1995 the property was 100% leased. One lease covering approximately 23.5% of the space is scheduled to expire in 1996. Tenants include Gruner & Jahr Printing and Publishing, Stericycle, Inc., National Distribution Agency, Jay-N Company, and OKI Supply Company. The 1345 Doolittle Drive Property is described in ML/EQ's Current Report on Form 8-K dated May 18, 1989, which is included as an exhibit to the annual report.

         800 Hollywood Avenue is a one-story warehouse/office building located in Itasca, Illinois. The building contains 2,500 rentable square feet of office space and 47,837 rentable square feet of warehouse space. The property is 100% leased to Concentric, Inc. through May 31, 1997. This reflects a renewal of the previous lease which otherwise would have expired inJanuary 1994. The lease requires the tenant to pay 100% of real estate taxes, insurance, and certain maintenance costs.

         Northland Center, which was transferred to the Venture and Equitable by deed in lieu of foreclosure on July 22, 1994, is a regional enclosed mall located in Southfield, Michigan. Anchor stores include J.C. Penney, Hudsons and Montgomery Ward. As of December 31, 1995, the Center was approximately 75.1% leased. Leases covering approximately 7.6%, 5.3% and 5.6% are scheduled to expire in 1996, 1997 and 1998, respectively. A renovation program was commenced at Northland Center in order to improve the marketability of the Center and attract tenants. The renovations were completed during the second quarter of 1995 at a total cost of approximately $11.0 million, of which the Venture's share was approximately $7.9 million.

         On February 17, 1995, Equitable Real Estate, on behalf of the Venture and Equitable, as tenants in common, signed an agreement whereby Kohl's Department Store was allowed to terminate its lease obligation at Northland Center. The agreement provided for a payment by Kohl's to the Venture and Equitable totaling $1,750,000 (of which the Venture's share was approximately $1,300,000), in satisfaction of its remaining lease obligations. The Venture recognized these proceeds as lease termination income. On March 17, 1995, Equitable, the Venture and Dayton Hudson Corporation signed an agreement allowing Target to locate a store at Northland. Target is a division of Dayton Hudson, which currently operates a Hudson's Department Store at Northland. Equitable and the Venture agreed to expend funds in the amount of $1,700,000 (of which the Venture's share is approximately $1,200,000) to ready a site for the Target store and to partially demolish the Kohl's store and redemise the remaining portion of Kohl's into mall shops. Management believes that this transaction is positive for the Center. Target will build its own store, and is considered a more appropriate retailer for the Northland market. Target is scheduled to open in April 1996.

         Competitive conditions in the retail industry in general and shopping malls in particular have remained difficult. The Venture has tried to reposition its shopping malls to take advantage of the changing demographics of retail customers. However, given the continuing competitive difficulties in the retail industry, the Venture may be unable to sell its shopping malls at a favorable price within the next few years.

         The Bank of Delaware Building, which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994, is a seventeen story office building in Wilmington, Delaware. PNC Bank, a major tenant, occupies 115,085 square feet or 36.6% of the building. PNC's lease expires in May 2005 and contains an option to renew. PNC's rent is substantially below market rates. As of December 31, 1995, the building was approximately 56.3% leased. Leasing the 137,307 square feet of currently vacant space will require substantial renovation expenditures as asbestos is present in a majority of such space. Leases covering approximately 6.8%, 8.5% and 0.8% are scheduled to expire in 1996, 1997 and 1998, respectively.

         Management has established a three-year enhancement/stabilization and renovation program for the Bank of Delaware building. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further information regarding this renovation program.

Mortgage Loans

                                                       Principal &
      Name, Location                                   Accrued Int.
       and Type of               Date of               at Date of           Interest
        Property               Investment              Investment             Rate               Maturity
- ------------------------       ----------              ----------         ------------           --------
Brookdale Center                3/10/88              $10,541,617(1)           19.0%(2)            6/30/95(3)
Brooklyn Center, MN              5/3/88               $1,737,268(1)           19.0%(2)            6/30/95(3)
regional shopping mall

Jericho Village                 1/31/89               $6,000,000             10.25%                2/1/99
Weston, MA
apartment complex

- ----------
(1) Represents the value of the Venture's 71.66% participation interest in principal and accrued interest on the date of acquisition.
(2) On July 1, 1995, in accordance with the mortgage agreement, the Venture began accruing interest off the books on these zero coupon mortgage notes at the default rate of 19.0%.
(3)  The borrower has defaulted on its obligation to repay the Brookdale Note.

         Outstanding Mortgage Loans

         Brookdale Zero Note is a first mortgage note secured by Brookdale Center, a regional shopping mall located approximately five miles northwest of the central business district of Minneapolis, Minnesota. The Venture holds a 71.66% participation interest in the zero mortgage note. The Venture acquired its participation interest in 1988 from Equitable which holds the remaining 28.34% interest. The Venture's participation interest had a fair value (including accrued interest) at the time of acquisition of $12,278,885. The borrower is Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership (formerly Equitable Real Estate Shopping Centers L.P.). The note has an implicit interest rate of 10.2% compounded semiannually, and it matured on June 30, 1995. The principal and accrued interest at maturity totaled $35,368,572, and the Venture's portion of the entire amount of principal and accrued interest at maturity totaled $25,345,353.

         The accrual of interest relating to the Brookdale note was discontinued on the Venture's books beginning with the second quarter of 1995 as the accreted value of the mortgage approximated the estimated fair market value of the Brookdale Center. The Venture's share of the note plus accrued interest at the time was $24,730,409. Midwest defaulted on its obligation to repay the Brookdale Note in full when it matured on June 30, 1995. Notice of default has been given to Midwest. Equitable and the Venture have commenced foreclosure by advertisement proceedings and a court-appointed receiver has been named.

         A recently completed internal review of the property, performed for the Venture as of September 30, 1995, estimated the fair market value of Brookdale Center to be $30,000,000. The Venture recorded a valuation allowance of $3,232,210 to value its interest in the Brookdale Zero Note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the Center, or $21,498,199. This valuation allowance is presented on the consolidated balance sheets as a decrease in assets and partners' capital and on the consolidated statements of operations as a provision for impairment on zero coupon mortgage. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         For additional information concerning the Brookdale Note and the Brookdale Center, see "REAL PROPERTY INVESTMENTS--The Zero Notes" and "REAL PROPERTY INVESTMENTS--Brookdale and Northland Zero Notes" in the Prospectus, "REAL PROPERTY INVESTMENTS -- The Zero Notes" in the March 17 Supplement, and Note 1 to Notes to Financial Statements to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, all of which information is included as exhibits to this annual report.

         Midwest is subject to the informational requirements under the Exchange Act, and in accordance therewith files reports and other information, including financial statements, with the Securities Exchange Commission under Commission File No. 1-9331. Such reports and other information filed by Midwest can be inspected and copied at the public reference facilities maintained by the SEC in Washington, D.C. and at certain of its Regional Offices, and copies may be obtained from the Public Reference Section of the SEC, Washington, D.C. 20549, at prescribed rates.

         At December 31, 1995, Brookdale Center was 80% leased (excluding its anchor stores all of which are in operation). One of the anchor stores, having 144,546 square feet, was sold by Carson Pirie and Scott to Mervyn's in April 1995, and continues operation under the Mervyn's name.

         Jericho Village Loan is a first mortgage loan to the Wilcon Company secured by an apartment complex in Weston, Massachusetts. Interest-only payments on the loan in the amount of $51,250 are due monthly in arrears during the term of the loan, with the full principal amount of the loan due upon maturity of the loan on February 1, 1999. The borrower may prepay the loan in full subject to a prepayment penalty based on a yield maintenance formula, but not less than 2% of the principal balance of the loan. The property which secures the loan consists of 22 free-standing one and two-story apartment buildings, containing a total of 99 apartment units. At December 31, 1995, the property was approximately 99% leased. The Jericho Village Loan and the property which secures it are described in the December Report, which is included as an exhibit to this annual report.

Mortgage Loans Pursuant to which the Venture Acquired Properties in 1994

         Northland Zero Note was a first mortgage note secured by Northland Center, a regional enclosed mall which is located outside of Detroit, Michigan. The Venture acquired its 71.66% participation interest in 1988 from Equitable which held the remaining 28.34% interest. The Venture's participation interest had an estimated fair market value (including accrued interest) at the time of acquisition of $20,774,985. The borrower was Midwest. The note had an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the principal and accrued interest totaling $42,882,504 due June 30, 1995. The note provided that the borrower could elect to pay interest currently; however, no interest was paid through July 22, 1994.

         Management discontinued the accrual of interest on the Northland note during the quarter ended June 30, 1993 as the accreted value of the mortgage approximated the estimated fair market value of the Northland Center. The Northland mortgage note and first mortgage were accounted for as an in-substance foreclosure at December 31, 1993, and the zero mortgage note was reclassified as an other real estate asset. The Venture recognized a loss of $7,628,000 as of December 31, 1993 to record Northland Center at its estimated fair market value. This amount included $4,730,000 reserved by the Venture as its share of the $6.6 million to be paid to Midwest on the transfer of Northland Center.

         On July 22, 1994, Midwest transferred Northland Center to the Venture and Equitable in proportion to their respective undivided interests in the Northland mortgage. Following the transfer which was retroactive as of January 1, 1994, Northland Center was reclassified from other real estate assets to rental properties and income and expenses were recorded from that date. The Venture records its proportionate share of the assets, liabilities, revenues, and expenses of the undivided interests in the Northland Center in accordance with the tenancy in common arrangements set forth in the Participation Agreement dated September

         27, 1988 between the Venture and Equitable, which is included as an exhibit to this annual report. The Venture and Equitable paid the owner $6.6 million at the time of transfer (an amount which was determined to approximate the net present value of the anticipated cash flow from Northland Center, subject to closing adjustments, for the period from January 1, 1994 through June 30, 1995, the date the Northland mortgage would have matured).

         For additional information concerning the Northland Note, reference is made to the information under "REAL PROPERTY INVESTMENTS--The Zero Notes" and "REAL PROPERTY INVESTMENT--Brookdale and Northland Zero Notes" in the Prospectus, "REAL PROPERTY INVESTMENTS - The Zero Notes" in the March 17 Supplement, and Note 1 to Notes to Financial Statements to ML/EQ's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1988, all of which information are included as exhibits to this annual report.

         Bank of Delaware Building Loan was a first mortgage loan secured by a 17-story office building in the Wilmington central business district. The owners of The Bank of Delaware Building defaulted on the mortgage loan receivable and the Venture accounted for the transaction as an in-substance foreclosure at December 31, 1993. Accordingly, the mortgage loan receivable was reclassified to other real estate assets at its estimated fair market value as of that date, and the Venture began recording operating revenues and expenses of the building. In the third quarter of 1994, the Venture recognized a loss of $1,000,000 due to valuing The Bank of Delaware Building at the most recent estimated fair market value. Subsequently, on November 15, 1994, the Venture acquired title to The Bank of Delaware Building by a deed in lieu of foreclosure. In connection with the deed in lieu transaction, the Venture received a $350,000 cash payment plus the property's operating cash account, which reduced the loss on the transaction to approximately $380,000.

ITEM 3.  LEGAL PROCEEDINGS

         On November 29, 1995, a class action suit was filed in the Superior Court of the State of California, County of San Diego (No. 694936), against ML/EQ, Merrill Lynch, the principal operating subsidiary of Merrill Lynch, and certain subsidiaries and limited partnerships affiliated with Merrill Lynch. The complaint alleges, among other things, that defendants breached their fiduciary duties, committed fraud and violated California business practice laws in connection with the sale of certain limited partner interests. The suit has been removed to the United States District Court for the Southern District of California and transferred to the Southern District of New York. The case has been dismissed with respect to ML/EQ on the grounds that the statute of limitations be tolled through November 27, 1996.

Several class action suits have been filed against Midwest, the general partner of Midwest, certain officers of such general partner, Lehman Brothers, Inc., Equitable and Equitable Real Estate. The complaints allege, among other things, that defendants breached their fiduciary duties and violated federal securities laws in connection with the initial sale of BACs the operation of Midwest, and Midwest's sale of Northland Center to the Venture and Equitable. Neither the Venture, ML/EQ, or the Partnership has been named as a party to the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER
         MATTERS

         There is no market for the Guaranty Agreement and it is not expected that one will develop. No public trading market for BACs or Interests exists nor is it expected that one will develop. BACs are transferable as provided in Article Seven of the Partnership Agreement. Subject to certain restrictions, the General Partners of ML/EQ are authorized to impose restrictions on the transfer of BACs or Interests (or take such other action as they deem necessary or appropriate) so that ML/EQ is not treated as a "publicly-traded partnership" as defined in Section 7704(b) of the Internal Revenue Code of 1986 (or any similar provision of succeeding law) which could result in adverse tax consequences.

         BAC Holders will receive cash distributions, allocations of taxable income and tax loss and guaranty proceeds as provided in Article Four of the Partnership Agreement. For additional information regarding the Guaranty Agreement, see Item 1. BUSINESS.


ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth a summary of the selected financial data for the Partnership for the years ended December 31, 1995, 1994, 1993, 1992 and 1991.

                           1995             1994             1993               1992               1991
                           ----             ----             ----               ----               ----
Total Revenue         $ 2,199,500      $ 2,909,580      $   596,866       $ 3,346,781        $ 3,063,384

Net Income            $ 2,024,609      $ 2,860,139      $   578,581       $ 3,309,809        $ 3,036,583

Total Assets          $32,743,147      $31,940,356      $29,940,317       $30,728,554        $29,806,123

         The above selected financial data for the years 1993 through 1995 should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION ANDRESULTS OF OPERATIONS

Liquidity and Capital Resources

         The Partnership has not established working capital reserves at any level. The Partnership may establish and maintain such working capital reserves as the General Partners, from time to time, determine are appropriate in light of the Venture's investments and other considerations. The

Partnership owns a 20% interest in the Venture. At December 31, 1995, the Venture owned interests in ten real properties, one undivided interest in a real property as a tenant in common with Equitable and two Mortgage Loans on real properties (including a Zero Note). Nine of the Properties were purchased at an aggregate cost of approximately $68.1 million. The other two Properties, Northland Center and The Bank of Delaware Building (originally properties that secured a Zero Note and a Fixed-Rate Mortgage Loan, respectively), were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million and the estimated fair market value of the Bank of Delaware Building Mortgage Loan immediately preceding the transfer was $8.5 million. At December 31, 1995, the Venture also had approximately $19.7 million in cash and short-term investments which is intended to be utilized primarily to fund the renovation work on the Bank of Delaware Building, to fund possible costs incurred to increase tenancy at Richland Mall, to fund capital improvements at the Venture's other Properties, to cover general working capital requirements, and to make distributions to the Venture's partners. These funds, in addition to reserves from future operations, may also be used in connection with actions taken relating to the Brookdale Zero Note, including costs of legal action as well as improvements deemed to be necessary to protect the Venture's investment in the event a foreclosure is effected.

         All of the Venture's properties and Mortgage Loans were acquired without mortgage indebtedness, and neither the Venture nor the Partnership has incurred any borrowings. All of the Venture's Properties and its Mortgage Loans are currently producing cash flow to the Venture which, net of expenses of the Venture and the establishment or increase of reserves, is being distributed 20% to the Partnership and 80% to ML/EQ.

         Under the terms of the Venture's Brookdale Zero Note, which is secured by the Brookdale Center, principal and interest in the aggregate amount of $35,368,572 was due on June 30, 1995 of which the Venture's portion was $25,345,353. Midwest defaulted on its obligation to repay the Brookdale Zero
Note in full on the maturity date. Notice of default has been given to Midwest. For book purposes, beginning with the second quarter of 1995, the Venture discontinued the accrual of interest on the Brookdale Zero Note as the accreted value of the mortgage approximated the estimated fair market value of the Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale Zero Note at the default rate of 19%. Additionally, Equitable and the Venture have commenced foreclosure by advertisement proceedings and a court-appointed receiver has been named. The receiver is responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at the Center. Any remaining funds are to be paid to Equitable and the Venture on account of the Brookdale Zero Note. The Venture records cash received from Operations of Brookdale Center on a cash basis as interset income. As of December 31, 1995, $700,000 had been remitted under the terms of the receivership. The Venture's portion of this payment was approximately $502,000.

         As of September 30, 1995, an internal review of the Brookdale Center was performed for the Venture. Based on this review, the estimated fair market value of Brookdale Center was $30,000,000 at that date. The Venture recorded a valuation allowance of $3,232,210 to value its interest in the Brookdale Zero Note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the Brookdale Center, or $21,498,199. The valuation allowance is presented on the balance sheets as a decrease in assets and partners' capital and on the statements of operations as a loss on write-down of zero coupon mortgage.

         Management of the Venture has established an enhancement/stabilization and renovation program for the Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994.
Estimated costs for this three year program total $4.3 million, of which $1.6 million was incurred in 1995, $1.3 million is expected to be incurred in 1996, and $1.4 million is expected to be incurred in 1997. As of December 31, 1995, approximately $724,000 of these costs had been expended. Approximately $878,000 in capital costs have been accrued but not paid as of December 31, 1995. Included in the estimated $4.3 million of renovation expenditures is approximately $2.3 million for asbestos abatement expected to be incurred evenly over 1995, 1996, and 1997. Also included in the $4.3 million is $400,000 for sprinkler installation and $400,000 for exterior deferred maintenance including recaulking all four sides of the building. The other components of the renovation program are minor interior common area and exterior plaza cosmetic upgrades totaling approximately $600,000 to be incurred evenly over 1995 and 1996. Management expects these upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $2.5 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building.

         For 1995, the Partnership's distributions received from the Venture totaled $775,000. In addition, the Partnership received payments totaling $372,194 in respect of the fee for providing the guarantee of minimum return pursuant to the Guarantee Agreement. The Partnership will continue to be entitled to the recurring portion of the Guarantee Fee at the rate of .35% of average annual adjusted capital contributions of BAC Holders. The Partnership currently distributes all or substantially all of its share of cash distributions from the Venture (as well as payments of the Guarantee Fee) to its partners and expects to continue to do so.

         Under the terms of the Guaranty Agreement which has been assigned to ML/EQ, following the earlier of the sale or other disposition of the Properties and Mortgage Loans or the liquidation of ML/EQ, the Partnership has guaranteed to pay an amount which, when added to all distributions from ML/EQ to the BAC Holders, will enable ML/EQ to provide the BAC Holders with a minimum return equal to their original capital contributions plus a simple annual return equal to 9.75% simple interest per annum multiplied by their adjusted capital contributions, calculated from the investor closing at which an investor acquired his or her BACs, subject to certain limitations. Since inception, ML/EQ has made the following distributions:

   Period Ended                 Date Paid                 Distribution per BAC
   ------------                 ---------                 --------------------
   December 31, 1990            February 28, 1991                 $0.25
   June 30, 1991                August 31, 1991                   $0.50
   December 31, 1991            February 28, 1992                 $0.50
   June 30, 1992                August 31, 1992                   $0.662
   December 31, 1992            February 28, 1993                 $0.40

     June 30, 1993                --                                $0.00
     December 31, 1993            February 28, 1994                 $0.10
     June 30, 1994                August 31, 1994                   $0.10
     December 31, 1994            February 28, 1995                 $0.15
     June 30, 1995                August 31, 1995                   $0.15
     December 31, 1995            February 29, 1996                 $0.10

         The distribution made on August 31, 1992 to holders of record as of June 30, 1992 includes a $0.162 distribution of Sale or Financing Proceeds associated with the termination of the lease with Saab-Scania of America, Inc. ("Saab") at 1850 Westfork Drive. ML/EQ withheld the distribution for the semiannual period that would have been made in August 1993. All of the distributions made in 1994, 1995, and 1996 constitute distributions of Sale or Financing Proceeds derived from a portion of the proceeds from the pay-off of the Mortgage Loan to the Second Merritt Seven Joint Venture (the "201 Merritt Seven Loan") on November 22, 1993. There were no distributions of Distributable Cash from operations during 1994 or 1995. The determination to withhold the 1994 distributions was based upon the then anticipated needs of the Venture to fund capital improvements to the Northland Center in order to preserve the Venture's equity in the Northland Zero Note in addition to other working capital needs of the Venture. The determination to withhold the 1995 distributions was based on the likelihood of significant capital expenditures for the renovation of The Bank of Delaware Building as well as uncertainty regarding the level and timing of any expenditures relating to Brookdale Center. The amounts of Distributable Cash will be dependent on the results of the Venture's and ML/EQ's operations.

         The levels of cash distributions from the Venture to the Partnership and ML/EQ principally will be dependent on returns from the Venture's investments, after taking account of capital expenditures and future reserve requirements. These amounts are expected to fluctuate from time to time based on changes in occupancy, rental and expense rates at the Venture's properties, mortgage loan payment and maturity schedules, and other factors.

         During 1994 and 1995, the Venture received approximately $499,000 and $1,502,000, respectively, for early lease termination payments. These early lease termination payments are classified as Sale or Financing Proceeds and are being held as reserve for future improvements on the Properties. The amount and timing of distributions from Sale or Financing Proceeds depend upon payments of the Mortgage Loans and maturity schedules, the timing of disposition of Properties, as well as the need to allocate such funds to increase reserves.

         The Venture, ML/EQ, and the Partnership are all intended to be self-liquidating in nature, meaning that proceeds from the sale of properties or principal repayments of loans will not be reinvested but instead will be distributed to BAC Holders and partners, subject to certain limitations.

         The obligations of the Partnership under the Guaranty Agreement are nonrecourse as to Equitable but are recourse as to LP Corp. Equitable has entered into a Keep Well Agreement with LP Corp. which provides that Equitable will make capital contributions to LP Corp. in such amounts as to permit LP Corp. to pay its obligations with respect to the Guaranty Agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. Subject to the foregoing, the obligations of Equitable under the Keep Well Agreement as of December 31, 1995 are $246,687,614. The Keep Well Agreement provides that only LP Corp. and its successors will have the right to enforce Equitable's obligation thereunder. See "INVESTMENT GUARANTY AGREEMENT AND RELATED MATTERS."

         As of December 31, 1995, the cumulative minimum return (computed at 9.75% simple interest per annum on ML/EQ's Limited Partners' Adjusted Capital Contributions) was $81,866,083 plus the Limited Partners' Adjusted Capital Contributions. The guarantee amount is the Minimum Return reduced by the semiannual distributions of cash to the Limited Partners of ML/EQ, other than cash distributed to the Limited Partners as a result of Sale or Financing Proceeds, Guaranty Proceeds, and Liquidation Proceeds, as defined in ML/EQ's Partnership Agreement. As of December 31, 1995, the cumulative amount of cash distributions paid other than cash distributions paid as a result of Sale or Financing Proceeds to the BAC Holders and limited partners was $11,662,084. As of December 31, 1995, the cumulative amount of cash distributions paid as a result of Sale or Financing Proceeds received by the Venture was $3,590,821. Distributions constituting Sale or financing Proceeds declared as of December 31, 1995, paid in February 1996, totaled $542,423. Assuming that the last property is sold on December 31, 2002, upon expiration of ML/EQ, the Partnership's maximum liability under the Guarantee Agreement as of December 31, 1995 is $246,687,614.

Financial Condition

         The Partnership's financial statements reflect its proportionate ownership interest in, and its share of the results of operations of, the Venture, through which the Partnership conducts its business of investment in real property. Although the Partnership was formed in 1986, it did not commence operations until March 1988, following ML/EQ's receipt of the first proceeds of the offering of BACs. Thereafter, utilizing the net proceeds of the Offering, the Partnership and ML/EQ (through the Venture) began the acquisition of real estate investments. The Venture substantially completed its acquisition phase in 1989.

         The increase in investment in joint venture at December 31, 1995 as compared to December 31, 1994 resulted from the excess of equity in net income of the Venture over actual cash distributions from the Venture.

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

Results of Operations

         Equity in net income of the Venture decreased approximately $693,000 from 1994 to 1995 due to a decrease in the Venture's net income. The Venture's net income decreased approximately $3.5 million primarily as a result of the valuation allowance of approximately $3.2 million established on the Brookdale Zero Note as previously discussed. Equity in net income of the Venture increased approximately $2.3 million from 1993 to 1994 primarily as a result of increased income to the Venture from Northland Center which was transferred to the Venture by deed in lieu of foreclosure on July 22, 1994. The transaction was retroactive to January 1, 1994 which resulted in the Venture recording twelve months of operating activity relating to Northland Center.

         Advisory fees increased approximately $104,000 from 1994 to 1995 due to a change in the allocation of fees to the Partnership from Equitable. Advisory fees remained fairly constant from 1993 to 1994. General and Administrative expenses increased approximately $21,000 from 1994 to 1995 and approximately $33,000 from 1993 to 1994 due to the timing of the accrual and payment of audit and tax fees in 1995 compared to 1994 and 1994 compared to 1993, respectively.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are included in Item 14 of this annual report:

         EREIM LP ASSOCIATES

         Independent Auditors' Report

         Balance Sheets, December 31, 1995 and 1994

         Statements of Income for the years ended
           December 31, 1995, 1994 and 1993

         Statements of Partners' Capital for the years ended
           December 31, 1995, 1994 and 1993

         Statements of Cash Flows for the years ended
           December 31, 1995, 1994 and 1993

         Notes to Financial Statements

         EML ASSOCIATES

         Independent Auditor's Report

         Balance Sheets, December 31, 1995 and 1994

         Statements of Operations for the years ended

           December 31, 1995, 1994, and 1993

         Statements of Partners' Capital for the years ended
           December 31, 1995, 1994, and 1993

         Statements of Cash Flows for the years ended
           December 31, 1995, 1994, and 1993

         Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                   PART III.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The Partnership is a general partnership and has no directors or officers.

         For informational purposes only, certain information regarding LP Corp. and its directors and officers is set forth below.

         The names and titles of the directors and officers of LP Corp. as of March 15, 1996 are as follows:

                                                                             Date of
Name                                       Age                               Office
- ----                                       ---                               ------
Harry D. Pierandri                         51                                Chairman of the Board
                                                                             President, Chief Executive
                                                                             Officer and Director

Joyce R. Frater                            49                                Vice President, Director
                                                                             and Treasurer

B. Stanton Breon                           36                                Director

Janet E. Hannon                            59                                Secretary




         All of the directors have been elected to serve until the next annual meeting of the shareholder of LP Corp. or until their successors are elected and qualify. All of the officers have been elected to serve until their successors are elected and qualify.

         The business experience of the directors and executive officers of LP Corp. is set forth below.

         Harry D. Pierandri has been Chairman of the Board, President, Chief Executive Officer and
         a director of LP Corp. since June 1987. Mr. Pierandri joined Equitable in 1972 and is a Senior Executive Vice President of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), a wholly-owned subsidiary of Equitable, responsible for managing the $3 billion Prime Property Fund, an open-end fund comprised of all major property types. He has also been a Vice President of Equitable since 1981.

                Joyce R. Frater has been Vice President and a director of LP Corp. since June 1987. Ms. Frater joined Equitable in 1969, was elected Executive Vice President in 1990 and was elected Senior Vice President of Equitable Real Estate in 1984. Ms. Frater is responsible for institutional marketing and communications.

                B. Stanton Breon has been a Director of LP Corp. since March 1996. He joined Equitable Real Estate in 1982 and was elected a Vice President in 1993. He is currently responsible for the management of portfolios aggregating approximately $1 billion of assets. Prior thereto, Mr. Breon was a Director of Appraisal for the Philadelphia regional office of Equitable Real Estate, responsible for valuation of real estate portfolios as well as coordination of the Commercial Loan Restructuring/Workout division of the office.

                Janet Hannon has been Secretary of LP Corp. since June 1987.
         Ms. Hannon joined Equitable in 1986 and was elected Assistant Secretary of Equitable in 1989. Ms. Hannon performs the function of Corporate Secretary to numerous investment and insurance subsidiaries of Equitable.


         ITEM 11.  EXECUTIVE COMPENSATION

                All of the directors and officers of the LP Corp. are employees of Equitable Real Estate. Neither they, nor any officer or director of Equitable or Equitable Real Estate is separately compensated for services provided to the General Partners or, on behalf of the General Partners or the Partnership, to the Venture.


         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

                The Partnership has not issued any voting securities. There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in change in control of the Partnership. Certain information regarding ownership of BACs is set forth under Item
         12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Annual Report on Form 10-K of ML/EQ for the fiscal year ended December 31, 1995, which is filed as an exhibit to this annual report and incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to Item 2. PROPERTIES (and the relevant portions of the Prospectus and Supplements thereto incorporated therein) for information relating to the acquisition by the Venture of the Notes from Equitable.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)      1.      The following financial statements are filed with this report on the pages indicated:

                                                                                                                        Page
                                                                                                                        ----
EREIM LP ASSOCIATES

   Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-1

   Balance Sheets, December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-2

   Statements of Income for the years ended
     December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-3

   Statements of Partners' Capital for the years ended
     December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-4

   Statements of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-5

   Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-6

EML ASSOCIATES

   Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-12

   Balance Sheets, December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-13

   Statements of Operations for the years ended
     December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-14

   Statements of Partners' Capital for the years ended
     December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-15

   Statements of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-16

   Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-17

         2. The following audited financial statement schedules are filed with this report on the pages indicated:

                                                                                                                            Page
                                                                                                                            ----
                 Supplemental Schedules:
                 Real Estate and Accumulated Depreciation
                   as of December 31, 1995 (Schedule III) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                 Mortgage Loans on Real Estate as of
                   December 31, 1995 (Schedule IV)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Schedules Not Filed:

         All schedules except those indicated above have been omitted as the required information is not applicable or the information is shown in the financial statements or notes thereto.

         3.      Exhibits

                 See Item 14(c) below.

(b) The Partnership filed no current Reports on Form 8-K during the last quarter of the period covered by this Report.


(c)      Exhibits.

         4.      (a)      Amended and Restated Agreement of Limited Partnership
                          of ML/EQ Estate Portfolio, L.P. dated April 23, 1987.
                          Included as an Exhibit to the Prospectus (see Exhibit
                          99(a)).

                 (b) Amendment to Amended and Restated Agreement of Limited Partnership dated February 9, 1988 (incorporated by reference to Exhibit 4(b) to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1987 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064) (the "1987 10-K")).

         10.     Material Contracts.

                 (a) Form of Beneficial Assignee Certificate (incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33- 11064)).

                 (b) Agreement Between General Partners of ML/EQ (incorporated by reference to Exhibit 10(c) to the 1987 10-K).

                 (c) Joint Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K).

                 (d) Investment Guaranty Agreement between the Venture and the Partnership (incorporated by reference to Exhibit 10(e) to the 1987 10-K).

                 (e) Assignment Agreement between ML/EQ and Venture (incorporated by reference to Exhibit 10(f) to the 1987 10-K).

                 (f) Keep Well Agreement between The Equitable Life Assurance Society of the United States and EREIM LP Corp. (incorporated by reference to Exhibit 10(g) to the 1987 10-K).

                 (g) Amended and Restated Agreement of General Partnership of EREIM LP Associates (incorporated by reference to Exhibit 10(h) to the 1987 10-K).

                 (h) Promissory Notes and Mortgages Relating to Brookdale and Northland (incorporated by reference to Exhibit 10(i) to Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

                 (i) Contract to Purchase 1200 Whipple Road, Union City, California (incorporated by reference to Exhibit 10(j)) to Post-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

                 (j) Lease Agreement Pertaining to 1200 Whipple Road, Union City, California (incorporated by reference to
                          Exhibit 10(k) to Post-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

                 (k) Participation Agreements relating to Brookdale and Northland Notes (incorporated by reference to Exhibit 10(1) to the 1987 10-K).

                 (l) Amendments to Participation Agreements relating to Brookdale and Northland Notes (incorporated by reference to Exhibit 10(1) to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064) (the "1988 10-K").

                 (m) Agreement of Sale between Richland Mall Associates and EML Associates dated July 19, 1988 (incorporated by reference to Exhibit No. 1 to Form 8-K dated July 19, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

                 (n) Note and Mortgage dated September 27, 1988 relating to the loan by EML to Second Merritt Seven (incorporated by reference to Exhibit No. 1 to Form 8-K dated September 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

                 (o) Form of Participation Agreement between The Equitable Life Assurance Society of The United States and EML Associates dated September 27, 1988 (incorporated by reference to Exhibit No. 2 to Form 8-K dated September 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

                 (p) Agreement of Sale among EML, Blue Bell Office Campus Associates, a Pennsylvania limited partnership, E. F. Hansen Jr. and G. Eileen Hansen dated December 2, 1988 (incorporated by reference to Exhibit No. 1 to Form 8-K dated December 2, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

                 (q) Agreement of Sale between Provident Mutual Life Insurance Company of Philadelphia and EML Associates dated December 27, 1988 (incorporated by reference to Exhibit No. 1 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

                 (r) Agreement of Sale between Anderson Partners (Southside/Corporate Lakes) L.P., Gene Anderson, Auerbach Associates Ltd. and EML Associates dated as of December 31, 1988 (incorporated by reference to Exhibit No. 2 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

                 (s) Note and Mortgage and Security Agreement dated January 31, 1989 relating to loan by EML to The Wilcon Company (incorporated by reference to Exhibit No. 4 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

                 (t) Note and Mortgage dated February 28, 1989 relating to the loan by EML to 300 Delaware Avenue Associates (incorporated by reference to Exhibit 10(u) to the 1988 10-K.)

                 (u) Agreement of Sale among Lincoln San Leandro IV Limited Partnership, Patrician Associates, Inc. and EML Associates dated April 21, 1989 (incorporated by reference to Exhibit (c)1 to Form 8-K dated May 18, 1989 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

                 (v) Agreement dated March 25,1994 between The Equitable Life Assurance Society of the United States and Midwest Real Estate Shopping Center L.P.

                          (formerly Equitable Real Estate Shopping Centers L.P.) (incorporated by reference to Exhibit 10(v) to Form 10-K for the year ended December 31, 1994 of EREIM LP Associates) (the "1994 Form 10-K").

                 (w) Deed in Lieu of Foreclosure Agreement dated November 15, 1994 by and between Three Hundred Delaware Avenue Associates, L.P. and EML Associates (incorporated by reference to Exhibit 10(w) to the 1994 Form 10-K).

                 (x) Lease Termination Agreement dated as of January 27, 1995 by and between The Equitable Life Assurance Society of the United States and Kohl's Department Stores (incorporated by reference to Exhibit 10(x) to the 1994 Form 10-K).

                 (y) Amendment to Lease Termination Agreement dated as of February 17, 1995 by and between The Equitable Life Assurance Society of the United States and Kohl's Department Stores, Inc. (incorporated by reference to Exhibit 10(y) to the 1994 Form 10-K).

                 (z) Purchase Agreement dated as of March 10, 1995 by and among The Equitable Life Assurance Society of the United States, the Venture and Dayton Hudson Corporation (incorporated by reference to Exhibit 10(z) to the 1994 Form 10-K).

27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

99.      Additional Exhibits.

                 (a) Prospectus dated April 23, 1987, as supplemented by supplements dated March 3, 1988 and March 17, 1988 (incorporated by reference to Exhibit 28 to the 1987 10-K).

                 (b) Quarterly Report on Form 10-Q of ML/EQ Real Estate Portfolio, L.P. for the quarter ended June 30, 1988 (incorporated by reference to File No. 33-11064)

                 (c) Current Report on Form 8-K of ML/EQ Real Estate Portfolio, L.P dated July 19, 1988 (incorporated by reference to File No. 33-11064).

                 (d) Current Report on Form 8-K of ML/EQ Real Estate Portfolio, L.P. dated September 27, 1988 (incorporated by reference to File No. 33-11064).

                 (e) Current Report on Form 8-K of ML/EQ Real Estate Portfolio, L.P. dated December 2, 1988 (incorporated by reference to File No.
                          33-11064).

                 (f) Current Report on Form 8-K of ML/EQ Real Estate Portfolio, L.P. dated December 27, 1988 (incorporated by reference to File No. 33-11064).

                 (g) Current Report on Form 8-K of ML/EQ Real Estate Portfolio, L.P. dated May 18, 1989 (incorporated by reference to File No. 33-11064).

                 (h) Audited Financial Statements of Midwest Shopping Centers, L.P. (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995, of Midwest Shopping Centers L.P. File No. 1-9331)

                                   SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1996.


                                      EREIM LP ASSOCIATES


                                      By:       EREIM LP CORP.
                                                (General Partner)


                                                By: Harry Pierandri
                                                    ----------------------------
                                                    HARRY D. PIERANDRI
                                                    President

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1996.



                                                       Chairman of the Board of,
                                                       President, Chief Executive
                                                       Officer and Director
                                                       (Principal Executive Officer)
Harry Pierandri                                        of EREIM LP Corp.
- -------------------------------------
HARRY D. PIERANDRI


                                                       Vice President and Director
Joyce R. Frater                                        of EREIM LP Corp.
- -------------------------------------
JOYCE R. FRATER



B. Stanton Breon                                       Director of EREIM LP Corp.
- -------------------------------------
B. STANTON BREON

EREIM LP ASSOCIATES


TABLE OF CONTENTS
- ---------------------------------------------------------------------------

                                                                         PAGE
                                                                         ----
INDEPENDENT AUDITORS' REPORT                                             F-1

BALANCE SHEETS, DECEMBER 31, 1995 AND 1994                               F-2

STATEMENTS OF INCOME FOR THE YEARS ENDED
  DECEMBER 31, 1995, 1994, AND 1993                                      F-3

STATEMENTS OF PARTNERS' CAPITAL FOR THE YEARS
  ENDED DECEMBER 31, 1995, 1994, AND 1993                                F-4

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
  DECEMBER 31, 1995, 1994, AND 1993                                      F-5

NOTES TO FINANCIAL STATEMENTS                                            F-6

INDEPENDENT AUDITORS' REPORT


EREIM LP Associates:

We have audited the accompanying balance sheets of EREIM LP Associates (the "Partnership") as of December 31, 1995 and 1994 and the related statements of income, partners' capital, and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of EREIM LP Associates at December 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended December 31, 1995, 1994, and 1993 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP


February 1, 1996

EREIM LP ASSOCIATES

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------------

                                                                 1995          1994
ASSETS
Cash                                                         $    10,000   $    10,000
Guaranty fee receivable from affiliate (Notes 3 and 4)           186,074       188,262
Investment in joint venture, at equity (Note 5)               32,547,073    31,742,094
                                                             -----------   -----------

                                                             $32,743,147   $31,940,356
                                                             ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Deferred guaranty fee (Notes 3 and 4)                      $ 1,746,601   $ 1,996,115
  Due to affiliates                                                9,033
  Accrued liabilities                                             24,584
                                                             -----------   -----------
      Total liabilities                                        1,780,218     1,996,115

PARTNERS' CAPITAL:
  General partners:
    Equitable                                                 32,198,220    31,434,573
    EREIM LP Corp.                                            (1,235,291)   (1,490,332)
                                                             -----------   -----------
      Total partners' capital                                 30,962,929    29,944,241
                                                             -----------   -----------
                                                             $32,743,147   $31,940,356
                                                             ===========   ===========


See notes to financial statements.

EREIM LP ASSOCIATES

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- -------------------------------------------------------------------------------------------------

                                                                 1995         1994           1993
REVENUE:
  Equity in net income (loss) of joint venture (Note 5)    $1,579,979   $2,272,880       ($29,269)
  Guaranty fee from affiliate (Notes 3 and 4)                 619,521      623,908        626,135
  Miscellaneous income                                                      12,792
                                                           ----------   ----------       --------

      Total revenue                                         2,199,500    2,909,580        596,866

EXPENSES:
  Advisory fees                                               119,830       15,455         17,653
  General and administrative                                   55,061       33,986            632
                                                           ----------   ----------       --------
      Total expenses                                          174,891       49,441         18,285
                                                           ----------   ----------       --------

NET INCOME                                                 $2,024,609   $2,860,139       $578,581
                                                           ==========   ==========       ========


See notes to financial statements.

EREIM LP ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- ---------------------------------------------------------------------------------------------------

                                                                          EREIM
                                                       Equitable         LP Corp.          Total
BALANCE, DECEMBER 31, 1992                            $30,234,335      ($2,000,925)     $28,233,410

  Capital contributions                                    18,102              182           18,284
  Distributions to partners                              (752,400)        (383,188)      (1,135,588)
  Net income (loss)                                       (47,079)         625,660          578,581
                                                      -----------       ----------      -----------
BALANCE, DECEMBER 31, 1993                             29,452,958       (1,758,271)      27,694,687

  Capital contributions                                    48,946              495           49,441
  Distributions to partners                              (281,200)        (378,826)        (660,026)
  Net income                                            2,213,869          646,270        2,860,139
                                                      -----------       ----------      -----------

BALANCE, DECEMBER 31, 1994                             31,434,573       (1,490,332)      29,944,241

  Capital contributions                                   139,860            1,413          141,273
  Distributions to partners                              (767,250)        (379,944)      (1,147,194)
  Net income                                            1,391,037          633,572        2,024,609
                                                      -----------       ----------      -----------

BALANCE, DECEMBER 31, 1995                            $32,198,220      ($1,235,291)     $30,962,929
                                                      ===========      ===========      ===========


See notes to financial statements.

EREIM LP ASSOCIATES

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- --------------------------------------------------------------------------------------------------------

                                                                  1995            1994           1993
OPERATING ACTIVITIES:
  Net income                                                  $ 2,024,609     $ 2,860,139    $   578,581
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Equity in net (income) loss of Joint Venture               (1,579,979)     (2,272,880)        29,269
    Distributions from Joint Venture                              775,000         271,249        760,000
    Decrease in deferred guaranty fee                            (249,514)       (249,515)      (249,514)
    Increase in due to affiliates                                   9,033
    Increase in accrued liabilities                                24,584
    Decrease (increase) in guaranty fee receivable from
      affiliate                                                     2,188           1,592         (1,032)
                                                              -----------     -----------    -----------
        Total adjustments                                      (1,018,688)     (2,249,554)       538,723
                                                              -----------     -----------    -----------

        Net cash provided by operating activities               1,005,921         610,585      1,117,304

FINANCING ACTIVITIES:
  Contributions from partners                                     141,273          49,441         18,284
  Distributions to partners                                    (1,147,194)       (660,026)    (1,135,588)
                                                              -----------     -----------    -----------

      Net cash used in financing activities                    (1,005,921)       (610,585)    (1,117,304)
                                                              -----------     -----------    -----------

NET CHANGE IN CASH                                                     --              --             --

CASH AT BEGINNING OF YEAR                                          10,000          10,000         10,000
                                                              -----------     -----------    -----------

CASH AT END OF YEAR                                           $    10,000     $    10,000    $    10,000
                                                              ===========     ===========    ===========


See notes to financial statements.

EREIM LP ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- --------------------------------------------------------------------------------

1.   ORGANIZATION

     EREIM LP Associates (the "Partnership") was formed on December 18, 1986 for the primary purpose of serving as a general partner of EML Associates (the "Venture"), a joint venture with ML/EQ Real Estate Portfolio, L.P. ("ML/EQ"). The Venture was formed to invest in existing income-producing real properties, zero coupon or similar mortgage notes, and fixed rate mortgage loans. The Partnership owns a 20% interest in the Venture.

     The Partnership is a New York general partnership between The Equitable Life Assurance Society of the United States ("Equitable") and EREIM LP Corp., a wholly owned subsidiary of Equitable.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Partnership Allocations - In accordance with the provisions of the Amended and Restated Agreement of General Partnership of EREIM LP Associates, all income, gains, losses, deductions, credits, and distributions are allocated to each partner in proportion to their respective capital contributions (99% to Equitable and 1% to EREIM LP Corp.) except for fees received under the Guaranty Agreement which are to be distributed entirely to the 1% partner, EREIM LP Corp. Accordingly, all guarantee fee income is allocated to EREIM LP Corp.

     Investment in Joint Venture - The Partnership's investment in the Venture is accounted for using the equity method.

     Guaranty Fees - Guaranty fees are recognized as income ratably over the 15-year estimated life of the Partnership.

     Income Taxes - No provisions for income taxes have been made since all income and losses are allocated to the partners for inclusion in their respective tax returns.

3.   GUARANTY AGREEMENT

     The Partnership has entered into a guaranty agreement with the Venture to provide a minimum return to ML/EQ's limited partners on their capital contributions. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1995, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.
     The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the guaranty agreement as of December 31, 1995 is limited to $246,687,614, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to Equitable. Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) 2% of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii)
     $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations to make capital contributions to EREIM LP Corp. to pay its obligation with respect to the guaranty agreement.

     Capital contributions by the BAC Holders totaled $108,484,500. As of December 31, 1995, the cumulative 9.75% simple annual return was $81,866,083. As of December 31, 1995, cumulative distributions by ML/EQ to the BAC Holders totaled $15,252,905, of which $11,662,084 is attributable to income from operations and $3,590,821 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. Another $542,423 in capital proceeds was distributed to the BAC Holders in February 1996. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to meet the specified minimum return, any shortfall will be funded by the guaranty.

4.   GUARANTY FEE

     The guaranty fee was initially paid by ML/EQ to the Partnership in six semiannual installments, which commenced on June 30, 1988 and ended on December 31, 1990, at an annual rate of 1.15% of gross proceeds from ML/EQ's offering of BACs plus .35% of average annual adjusted capital contributions of ML/EQ's limited partners. Subsequent to December 31, 1990, the fee is payable on a semiannual basis at an annual rate of .35% of the average annual adjusted capital contributions of ML/EQ's limited partners.

5.   INVESTMENT IN JOINT VENTURE

     On March 10, 1988, ML/EQ had its initial investor closing. ML/EQ contributed $90,807,268 to the Venture. The Partnership contributed zero coupon mortgage notes to the Venture in the amount of $22,701,817. The Venture purchased an additional $5,675,453 of zero coupon mortgage notes from Equitable.

     On May 3, 1988, ML/EQ had its second and final investor closing. ML/EQ contributed $14,965,119 to the Venture. The Partnership contributed zero coupon mortgage notes to the Venture in the amount of $3,741,280 including accrued interest. The Venture purchased an additional $935,320 of zero coupon mortgage notes from Equitable to bring the total amount of zero coupon mortgage notes owned by the Venture to $33,053,870 including accrued interest as of the dates of acquisition. One of the zero notes was accounted for as a deed in lieu of foreclosure by the Venture on July 22, 1994. The remaining note was due on June 30, 1995. The borrower defaulted on its obligation to repay the loan, and Equitable is pursuing foreclosure by advertisement on the collateral, Brookdale Center, a mall located outside of Minneapolis, Minnesota.

     The financial position and results of operations of the Venture are summarized as follows:


Summary of Financial Position
December 31, 1995 and 1994

                                                                1995              1994
Assets:
  Rental properties                                         $126,336,402      $118,933,102
  Less accumulated depreciation                              (12,421,010)       (9,734,036)
                                                            ------------      ------------
      Net rental properties                                  113,915,392       109,199,066

  Zero coupon mortgage note receivable, net of
    valuation allowance                                       21,498,199        24,115,465
  Mortgage loan receivable                                     6,000,000         6,000,000
  Cash and short-term investments                             19,734,941        19,725,901
  Accounts receivable and accrued investment income            3,446,102         1,996,584
  Deferred rent concessions                                    2,030,727         1,752,428
  Deferred leasing costs                                         713,979           525,589
  Prepaid expenses and other assets                              495,509           599,630
  Interest income receivable                                     140,921            84,846
                                                            ------------      ------------

                                                            $167,975,770      $163,999,509
                                                            ============      ============
Liabilities and equity:
  Accrued capital expenditures                              $  2,647,092        $2,948,006
  Accounts payable and accrued real estate expenses            2,115,576         1,854,748
  Security deposits and unearned rent                            477,737           486,284
  Joint venturers' equity                                    162,735,365       158,710,471
                                                            ------------      ------------

                                                            $167,975,770      $163,999,509
                                                            ============      ============

Partnership's share of joint venture equity                 $ 32,547,073      $ 31,742,094
                                                            ============      ============

     SUMMARY STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                         1995           1994              1993
Revenue:
  Rental income                                      $21,137,579     $22,512,719      $ 7,972,279
  Lease termination income                             1,502,020         498,691
  Interest on loans receivable                         1,734,586       2,910,707        6,655,738
                                                     -----------     -----------      -----------

      Total revenue                                   24,374,185      25,922,117       14,628,017

Operating expenses:
  Real estate operating expenses                       8,231,795       9,649,243        1,033,428
  Depreciation and amortization                        3,129,283       2,185,362        1,658,070
  Real estate taxes                                    2,437,099       2,691,844          906,062
  Property management fees                               507,820         476,905          199,212
  Realized loss on mortgage loan receivable                                             3,494,129
  Loss on write-down of zero coupon
    mortgage notes                                     3,232,210                        7,628,000
  Loss on write-down of other real
    estate assets                                                        379,895
                                                     -----------     -----------      -----------

      Total operating expenses                        17,538,207      15,383,249       14,918,901
                                                     -----------     -----------      -----------

Income (loss) from property operations                 6,835,978      10,538,868         (290,884)
                                                     -----------     -----------      -----------
Other income (expense):
  Interest and other nonoperating income               1,068,026         831,587          144,538
  General and administrative                              (4,110)         (6,053)
                                                     -----------     -----------      -----------

      Total other income                               1,063,916         825,534          144,538
                                                     -----------     -----------      -----------

      Net income (loss)                               $7,899,894     $11,364,402      $  (146,346)
                                                     ===========     ===========      ===========

Partnership's share of equity in net income
  (loss) of Joint Venture                             $1,579,979     $ 2,272,880      $   (29,269)
                                                     ===========     ===========      ===========

6.   TAXABLE NET INCOME AND TAX NET WORTH

     The following is a reconciliation of the Partnership's financial net income to taxable net income and a reconciliation of partner's capital for financial reporting purposes to net worth on a tax basis.




                                                                  DECEMBER 31,
                                             ------------------------------------------------------
                                                    1995             1994                  1993
Financial net income                            $ 2,024,609        $ 2,860,139        $   578,581
Book to tax difference on guaranty
  fee income                                       (249,514)          (249,515)          (249,515)
Net book to tax difference from
  joint venture                                     659,751         (1,786,415)         1,837,146
                                                -----------        -----------        -----------

      Taxable net income                        $ 2,434,846        $   824,209        $ 2,166,212
                                                ===========        ===========        ===========

Capital balance, financial reporting            $30,962,929        $29,944,241        $27,694,687
Cumulative book to tax difference on
  guaranty fee income                               931,407          1,180,921          1,430,436
Cumulative book to tax income
  differences from joint venture                    690,106             30,355          1,816,770
                                                -----------        -----------        -----------

      Net worth, tax basis                      $32,584,442        $31,155,517        $30,941,893
                                                ===========        ===========        ===========


EML ASSOCIATES

TABLE OF CONTENTS
- --------------------------------------------------------------------------------

                                                                           PAGE
INDEPENDENT AUDITORS' REPORT                                               F-12

BALANCE SHEETS, DECEMBER 31, 1995 AND 1994                                 F-13

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
    DECEMBER 31, 1995, 1994, AND 1993                                      F-14

STATEMENTS OF PARTNERS' CAPITAL FOR THE YEARS
    ENDED DECEMBER 31, 1995, 1994, AND 1993                                F-15

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
    DECEMBER 31, 1995, 1994, AND 1993                                      F-16

NOTES TO FINANCIAL STATEMENTS                                              F-18

SUPPLEMENTAL SCHEDULES FOR THE YEAR
ENDED DECEMBER 31, 1995:

    Schedule III - Real Estate and Accumulated Depreciation                F-25

    Schedule IV - Mortgage Loans on Real Estate                            F-26


INDEPENDENT AUDITORS' REPORT

EML Associates:

We have audited the accompanying balance sheets of EML Associates (the "Venture") as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years ended December 31, 1995, 1994, and 1993. Our audits also included the financial statement schedules listed in the index as supplemental schedules. These financial statements and the supplemental schedules discussed below are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of EML Associates at December 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended December 31, 1995, 1994, and 1993 in conformity with generally accepted accounting principles.

Our audits also comprehended the supplemental schedules of the Venture as of December 31, 1995 and for the years ended December 31, 1995, 1994, and 1993.
In our opinion, such supplemental schedules, when considered in relation to the basic financial statements, present fairly in all material respects the information shown therein.


/s/ Deloitte & Touche LLP


February 1, 1996

EML ASSOCIATES

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- ------------------------------------------------------------------------------------------------------

ASSETS                                                                       1995               1994
REAL ESTATE INVESTMENTS:
  Rental properties, net of accumulated depreciation (Note 3)          $113,915,392       $109,199,066
  Zero coupon mortgage note receivable, net of valuation
    allowance (Note 4)                                                   21,498,199         24,115,465
  Mortgage loan receivable (Note 5)                                       6,000,000          6,000,000
                                                                       ------------       ------------

      Total real estate investments                                     141,413,591        139,314,531

OTHER ASSETS:
  Cash and short-term investments                                        19,734,941         19,725,901
  Accounts receivable and accrued investment income,
    net of allowance for doubtful accounts of $460,313
    in 1995 and $740,973 in 1994                                          3,446,101          1,996,584
  Deferred rent concessions                                               2,030,727          1,752,428
  Deferred leasing costs, net of accumulated amortization
    of $393,867 in 1995 and $132,212 in 1994                                713,979            525,589
  Prepaid expenses and other assets                                         495,509            599,630
  Interest income receivable                                                140,921             84,846
                                                                       ------------       ------------

      Total other assets                                                 26,562,179         24,684,978
                                                                       ------------       ------------

                                                                       $167,975,770       $163,999,509
                                                                       ============       ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accrued capital expenditures                                         $  2,647,092       $  2,948,006
  Accounts payable and accrued real estate expenses                       2,115,576          1,854,748
  Security deposits and unearned rent                                       477,737            486,284
                                                                       ------------       ------------

      Total liabilities                                                   5,240,405          5,289,038

COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

PARTNERS' CAPITAL                                                       162,735,365        158,710,471
                                                                       ------------       ------------

                                                                       $167,975,770       $163,999,509
                                                                       ============       ============

See notes to financial statements.

EML ASSOCIATES

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- ---------------------------------------------------------------------------------------------

                                                          1995          1994          1993
REVENUE:
  Rental income (Note 7)                             $21,137,579   $22,512,719    $ 7,972,279
  Lease termination income (Note 7)                    1,502,020       498,691
  Interest on loans receivable (Note 4)                1,734,586     2,910,707      6,655,738
                                                     -----------   -----------    -----------

      Total revenue                                   24,374,185    25,922,117     14,628,017

OPERATING EXPENSES:
  Real estate operating expenses                       8,231,795     9,649,243      1,033,428
  Depreciation and amortization                        3,129,283     2,185,362      1,658,070
  Real estate taxes                                    2,437,099     2,691,844        906,062
  Property management fees (Note 8)                      507,820       476,905        199,212
  Realized loss on mortgage loan receivable                                         3,494,129
  Loss on write-down of zero coupon mortgage
    (Note 4)                                           3,232,210                    7,628,000
  Loss on write-down of other real estate assets
    (Note 5)                                                           379,895
                                                     -----------   -----------    -----------

      Total operating expenses                        17,538,207    15,383,249     14,918,901
                                                     -----------   -----------    -----------

INCOME (LOSS) FROM PROPERTY
  OPERATIONS                                           6,835,978    10,538,868       (290,884)

OTHER INCOME (EXPENSE):
  Interest and other nonoperating income               1,068,026       831,587        144,538
  General and administrative                              (4,110)       (6,053)
                                                     -----------   -----------    -----------

        Total other income                             1,063,916       825,534        144,538
                                                     -----------   -----------    -----------

NET INCOME (LOSS)                                    $ 7,899,894   $11,364,402    $  (146,346)
                                                     ===========   ===========    ===========


See notes to financial statements.

EML ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- ----------------------------------------------------------------------------------------------------------

                                                                            ML/EQ
                                                          EREIM LP        REAL ESTATE
                                                         ASSOCIATES     PORTFOLIO, L.P.          TOTAL
BALANCE, DECEMBER 31, 1992                              $30,529,732       $122,118,928        $152,648,660

  Net loss                                                  (29,269)          (117,077)           (146,346)

  Cash distributions                                       (760,000)        (3,040,000)         (3,800,000)
                                                        -----------       ------------        ------------

BALANCE, DECEMBER 31, 1993                               29,740,463        118,961,851         148,702,314

  Net income                                              2,272,880          9,091,522          11,364,402

  Cash distributions                                       (271,249)        (1,084,996)         (1,356,245)
                                                        -----------       ------------        ------------

BALANCE, DECEMBER 31, 1994                               31,742,094        126,968,377         158,710,471

  Net income                                              1,579,979          6,319,915           7,899,894

  Cash distributions                                       (775,000)        (3,100,000)         (3,875,000)
                                                        -----------       ------------        ------------

BALANCE, DECEMBER 31, 1995                              $32,547,073       $130,188,292        $162,735,365
                                                        ===========       ============        ============


See notes to financial statements.

EML ASSOCIATES

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- -----------------------------------------------------------------------------------------------------

                                                             1995            1994             1993
OPERATING ACTIVITIES:
  Tenant rentals received                                $20,922,265     $21,824,036      $ 7,758,761
  Interest received                                        2,122,704       1,455,296        3,116,769
                                                         -----------     -----------      -----------

        Cash received from operations                     23,044,969      23,279,332       10,875,530

  Cash paid for operating activities                     (10,826,016)    (11,661,813)      (2,115,557)
                                                         -----------     -----------      -----------

      Net cash provided by operating activities           12,218,953      11,617,519        8,759,973

INVESTING ACTIVITIES:
  Purchases and additions to rental properties            (7,884,868)     (9,591,521)        (399,153)
  Expenditures for deferred leasing costs                   (450,045)       (379,375)         (83,127)
  Repayment of mortgage receivable                                                         10,505,871
  Proceeds from other real estate assets                                     620,105
                                                         -----------     -----------      -----------

      Net cash (used in) provided by investing
        activities                                        (8,334,913)     (9,350,791)      10,023,591

FINANCING ACTIVITIES:
  Cash distributions to General Partners                  (3,875,000)     (1,356,245)      (3,800,000)
                                                         -----------     -----------      -----------

      Net cash used in financing activities               (3,875,000)     (1,356,245)      (3,800,000)
                                                         -----------     -----------      -----------

NET INCREASE IN CASH AND SHORT-TERM
  INVESTMENTS                                                  9,040         910,483       14,983,564

CASH AND SHORT-TERM INVESTMENTS
  AT BEGINNING OF YEAR                                    19,725,901      18,815,418        3,831,854
                                                         -----------     -----------      -----------

CASH AND SHORT-TERM INVESTMENTS
  AT END OF YEAR                                         $19,734,941     $19,725,901      $18,815,418
                                                         ===========     ===========      ===========


                                                                     (Continued)

EML ASSOCIATES

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- --------------------------------------------------------------------------------------------------------------

                                                                     1995              1994             1993
RECONCILIATION OF NET INCOME (LOSS) TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME (LOSS)                                               $ 7,899,894       $11,364,402       $ (146,346)

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
  Depreciation and amortization                                   3,129,283         2,185,362        1,658,070
  Realized loss on mortgage loan receivable                                                          3,494,129
  Loss on write-down of zero coupon mortgage                      3,232,210                          7,628,000
  Loss on write-down of other real estate assets                                      379,895
  Changes in assets (increase) decrease:
    Interest accrual on zero coupon mortgage notes                 (614,944)       (2,283,631)      (3,772,823)
    Interest receivable                                             (56,075)           36,330           89,315
    Accounts receivable and accrued investment income            (1,449,518)       (1,197,729)         107,488
    Prepaid expenses and other assets                               104,121          (375,094)          26,296
    Deferred rent concessions                                      (278,299)         (239,328)        (290,248)
  Changes in liabilities increase (decrease):
    Accounts payable and accrued real estate expenses               260,828         1,537,326           (2,810)
    Security deposits and unearned rent                              (8,547)          209,986          (31,098)
                                                                -----------       -----------       ----------

      Total adjustments                                           4,319,059           253,117        8,906,319
                                                                -----------       -----------       ----------

      Net cash provided by operating activities                 $12,218,953       $11,617,519       $8,759,973
                                                                ===========       ===========       ==========

SUPPLEMENTAL INFORMATION REGARDING NONCASH INVESTING ACTIVITIES:
  The Venture accrued $2,647,092 and $2,948,006 in capital expenditures that were not paid before December 31, 1995 and 1994, respectively.

  The Venture reclassified $27,517,363 relating to Northland Center from other real estate assets to rental properties as a result of the deed in lieu of foreclosure transaction executed on July 22, 1994.

  During 1994, the Venture took a $1,000,000 write-down on other real estate assets which reduced other real estate assets relating to The Bank of Delaware Building to $8,500,000. On November 15, 1994, a deed in lieu of foreclosure was executed resulting in a reclassification of the remaining $8,500,000 from other real estate assets to rental properties.


See notes to financial statements.

                                                                     (Concluded)

EML ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- --------------------------------------------------------------------------------

1.       ORGANIZATION

         EML Associates (the "Venture") is a New York general partnership formed March 10, 1988 between EREIM LP Associates, an affiliate of The Equitable Life Assurance Society of the United States ("Equitable") and ML/EQ Real Estate Portfolio, L.P., a Delaware limited partnership ("ML/EQ"). The Venture was formed to invest in existing income-producing real properties, zero coupon or similar mortgage notes, and fixed-rate mortgage loans. EREIM LP Associates and ML/EQ own 20% and 80% interests in the Venture, respectively.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Pro-rata Consolidation - The Venture records its proportionate share of the assets, liabilities, revenues, and expenses of the undivided interests in Northland Center.

         Rental Properties - Rental properties are stated at cost. Cost is allocated between land and buildings based upon preacquisition appraisals of each property. The Venture has adopted Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets." Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from sale of property. In the event such sum is less than the depreciated cost of the property, the property will be written down to estimated fair market value.

         Depreciation - Depreciation of buildings and building improvements is provided using the straight-line method over estimated useful lives of five to forty years. Tenant improvements are amortized using the straight-line method over the life of the related lease.

         Rental Income - Rental income is recognized on a straight-line basis over the terms of the leases.

         Zero Coupon Mortgage Note Receivable - During 1995, the Venture adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118. The Venture measures impairment of the zero coupon mortgage note receivable based upon the estimated fair market value of the underlying collateral. If the Venture's portion of the estimated fair market value of the collateral declines below the recorded investment in the loans, impairment will be recognized through the creation of a valuation allowance. The Venture records interest received on the cash method (Note 4).

         Mortgage Loan Receivable - The mortgage loan receivable is stated at cost (Note 5).

         Cash and Cash Equivalents - Cash equivalents include cash, demand deposits, money market accounts and highly liquid short-term investments purchased with original maturities of three months or less. The short-term investments are stated at cost.

         Income Taxes - No provisions for income taxes have been made since all income and losses are allocated to the partners for inclusion in their respective tax returns.

         Reclassifications - Certain prior year amounts have been reclassified to conform with the 1995 presentation.

                Fair Value of Financial Instruments - Management has reviewed the various assets and liabilities of the Venture in accordance with the Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," (which is not applicable to real estate assets). Management has concluded that, the estimated fair market value of the Venture's financial instruments, including the mortgage loan receivable, have terms such that the carrying value approximates the estimated fair market value. There is no readily available source of zero coupon mortgage financing and, therefore, Management has determined that the estimation of a fair market value of the zero coupon note is not practicable. See Note 4 regarding the write-down of the zero coupon mortgage note receivable.

3.       RENTAL PROPERTIES

         As of December 31, 1995, the Venture's rental properties consisted of the following:

                                                                           RENTABLE           PERCENTAGE
                                                                         SQUARE FEET            LEASED
OFFICE
  16 and 18 Sentry Park West       Montgomery County, Pennsylvania          190,616                85%
  The Bank of Delaware Building    Wilmington, Delaware                     314,313                56%

INDUSTRIAL
  1200 Whipple Road                Union City, California                   257,500               100%
  701 and 733 Maple Lane           Bensenville, Illinois                     81,750               100%
  7550 Plaza Court                 Willowbrook, Illinois                     49,500                 0%
  800 Hollywood Avenue             Itasca, Illinois                          50,337               100%
  1850 Westfork Drive              Lithia Springs, Georgia                  103,505               100%
  1345 Doolittle Drive             San Leandro, California                  326,414               100%

RETAIL
  Richland Mall                    Richland Township, Pennsylvania          182,507                88%
  Northland Center                 Southfield, Michigan                     552,992                75%

         The costs related to the rental properties are summarized below.

                                                         1995                1994
         Land                                       $ 24,441,111        $ 24,403,102
         Buildings and improvements                  101,895,291          94,530,000
                                                    ------------        ------------

               Total                                 126,336,402         118,933,102
         Less accumulated depreciation               (12,421,010)         (9,734,036)
                                                    ------------        ------------

               Net rental properties                $113,915,392        $109,199,066
                                                    ============        ============

         Office                                     $ 38,972,689        $ 35,971,596
         Retail                                       56,662,049          52,381,186
         Industrial                                   30,701,664          30,580,320
                                                    ------------        ------------

               Total                                 126,336,402         118,933,102
         Less accumulated depreciation               (12,421,010)         (9,734,036)
                                                    ------------        ------------

               Net rental properties                $113,915,392        $109,199,066
                                                    ============        ============


4.       ZERO COUPON MORTGAGE NOTES RECEIVABLE

         The Venture holds a 71.66% participation interest in a zero coupon mortgage note. The property which secures this first mortgage note is Brookdale Center which is located outside of Minneapolis, Minnesota. The Venture acquired its participation interest in 1988 from Equitable which holds the remaining 28.34% interest. The Venture's participation interest had an estimated fair market value (including accrued interest) at the time of acquisition of $12,278,885. The borrower is Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership, (formerly Equitable Real Estate Shopping Centers, L.P.). The note has an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the entire amount of principal and accrued interest totaling $25,345,353 due on June 30, 1995. The note provided that the borrower could elect to pay interest currently; however, no interest was paid through maturity.

         Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default has been given to Midwest. For book purposes, beginning with the second quarter of 1995, Management discontinued the accrual of interest on the Brookdale zero note as the accreted value of the mortgage approximated the estimated fair market value of the Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale zero note at the default rate of 19.0%. Equitable and the Venture have commenced foreclosure by advertisement proceedings and a court appointed receiver has been named. The receiver is responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds are to be paid to Equitable and the Venture on account of the Brookdale zero note. The Venture records cash received from the operation of Brookdale Center on a cash basis as interest income. As of December 31,1995, $700,000 had been remitted under the terms of the receivership. The Venture's portion of this payment was approximately $502,000.

         As of September 30, 1995, an internal review of the Brookdale Center was performed for the Venture. Based on this review, the estimated fair market value of Brookdale Center was $30,000,000. The Venture recorded a valuation allowance of $3,232,210 to value the note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of Brookdale Center, or $21,498,199.

         Until July 22, 1994, the Venture also held a 71.66% participation interest in a zero coupon mortgage note and the first mortgage on Northland Center which is located outside of Detroit, Michigan. The Venture acquired its participation interest in 1988 from Equitable which held the remaining 28.34% interest. The Venture's participation interest had an estimated fair market value (including accrued interest) at the time of acquisition of $20,774,985. The borrower was Midwest. The note had an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the entire amount of principal and accrued interest totaling $42,882,504 due on June 30, 1995. The note provided that the borrower could elect to pay interest currently; however, no interest was paid through July 22, 1994.

         Management discontinued the accrual of interest on the Northland Center note during the quarter ended June 30, 1993 as the accreted value of the mortgage approximated the estimated fair market value of the Northland Center. The Northland Center mortgage note and first mortgage were accounted for as an in-substance foreclosure at December 31, 1993 and the zero coupon mortgage note was reclassified as an other real estate asset. The Venture recognized a loss of $7,628,000 as of December 31,1993 to record Northland Center at its estimated fair market value. This amount included $4,730,000 reserved by the Venture as its share of the $6.6 million to be paid to Midwest on the transfer of Northland Center.

         On July 22, 1994, Midwest transferred Northland Center to the Venture and Equitable in proportion to their respective undivided interests in the Northland Center mortgage. Following the transfer, which was retroactive as of January 1, 1994, Northland Center was reclassified from other real estate assets to rental properties and income and expenses were adjusted as of that date. The Venture records its proportionate share of the assets, liabilities, revenues, and expenses of the undivided interests in Northland Center in accordance with the tenancy in common arrangements in the Participation Agreement between the Venture and Equitable. The Venture and Equitable paid the owner $6.6 million at the time of transfer (an amount which was determined to approximate the net present value of the anticipated cash flow from Northland Center, subject to closing adjustments, for the period from January 1, 1994 through June 30, 1995, the date the Northland Center mortgage would have matured).

         In connection with the transfer of Northland Center, the Venture and Equitable modified the agreement with Dayton Hudson, which operates one of the anchor stores at Northland Center, and entered into an agreement to add Montgomery Ward as an additional anchor. The Venture and Equitable also commenced a renovation program at Northland Center. The renovations were completed during the second quarter of 1995 at a total cost of approximately $11.0 million, of which the Venture's share was approximately $7.9 million.

5.       MORTGAGE LOANS RECEIVABLE

         In 1988, the Venture and Equitable jointly invested in a $28,000,000 nonrecourse first mortgage loan to Second Merritt Seven Joint Venture, a Connecticut General Partnership. The Venture, Equitable, and Second Merritt Seven Joint Venture agreed to a $21,000,000 pay-off of the loan by Second Merritt Seven Joint Venture in the fourth quarter of 1993. The Venture received $10,500,000 for its 50% share of the loan resulting in a realized loss of $3.5 million. Adequate reserves had been established by the Venture during the first and third quarters of 1993 to reflect the diminution of value of the underlying security for the loan. The Venture realized the carrying value of the mortgage on its books. Management believes that accepting a pay-off was in the best interest of the Venture, given the prospects for the property in a difficult leasing environment.

         In 1989, the Venture made a $6,000,000 nonrecourse first mortgage loan to the Wilcon Company. The loan is collateralized by an apartment complex in Weston, Massachusetts. The loan bears interest at 10.25% per annum with interest only of $51,250 due monthly to the maturity date of February 1999.

         In 1989, the Venture made a $9,500,000 nonrecourse first mortgage loan to Three Hundred Delaware Avenue Associates. This loan was collateralized by a 17-story office building in Wilmington, Delaware. The loan was bearing interest at 10.375% per annum with interest only of $82,135 due monthly to the maturity date of March 1999. The owners of The Bank of Delaware Building defaulted on the mortgage loan receivable and the Venture accounted for this transaction as an in-substance foreclosure at December 31, 1993. Accordingly, the mortgage loan receivable was reclassified to other real estate assets at its estimated fair market value as of that date and the Venture began recording operating revenues and expenses of the building.

         In the third quarter of 1994, the Venture recognized a loss of $1,000,000 due to valuing The Bank of Delaware Building to the most recent estimated fair market value. Subsequently, on November 15, 1994, the Venture acquired title to The Bank of Delaware Building by a deed in lieu of foreclosure. In connection with the deed in lieu transaction, the Venture received a $350,000 cash payment plus the property's operating cash account which reduced the loss on the transaction to approximately $380,000.

6.       GUARANTY AGREEMENT

         EREIM LP Associates has entered into a guaranty agreement with the Venture to provide a minimum return to ML/EQ's limited partners on their capital contributions. The Venture has assigned its rights under the guaranty agreement to ML/EQ. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners of ML/EQ, will enable ML/EQ to provide their limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). The BACs evidence the economic rights attributable to limited partnership interests in ML/EQ. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1995, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture and is also subject to certain other limitations set forth in ML/EQ's prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of ML/EQ, the maximum liability of EREIM LP Associates under the guaranty agreement as of December 31, 1995 is limited to $246,687,614, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

         Capital contributions by the BAC holders totaled $108,484,500. As of December 31, 1995, the cumulative 9.75% simple annual return was $81,866,083. As of December 31, 1995, cumulative distributions by ML/EQ to the BAC holders totaled $15,252,905, of which $11,662,084 is attributable to income from operations and $3,590,821 is attributable to sales of Venture assets, principal payments on mortgage loans and other capital events. Another $542,423 in capital proceeds was distributed to the BAC holders in February 1996. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

7.       LEASES

         Future minimum rentals to be received for the properties under noncancelable operating leases in effect as of December 31, 1995 are as follows:

         YEAR ENDING DECEMBER 31,
              1996                                      $12,752,629
              1997                                       11,053,081
              1998                                       10,017,092
              1999                                        9,082,882
              2000                                        7,437,225
              2001 and thereafter                        17,253,041
                                                        -----------

                   Total                                $67,595,950
                                                        ===========

         In addition to the minimum lease amounts, certain leases provide for escalation charges to tenants for common area maintenance and real estate taxes. The amount of escalation charges included in rental income totaled $7,792,848, $9,007,436, and $1,249,544 for the years ended December 31, 1995, 1994, and 1993, respectively.

         In the case of retail tenants, certain leases provide for percentage rents. Contingent rentals which include percentage rents included in rental income for the years ended December 31, 1995, 1994, and 1993 totaled $601,316, $525,673, and $93,065, respectively.

         Information with respect to significant individual leases is as follows:

         - Gruner & Jahr Printing Company occupies approximately 44.1% (143,852 square feet) of Doolittle Drive at an annual base rent of $478,104 under a lease which expires in August 2000.

         - Hudson's Department Store, J.C. Penney, and Montgomery Ward independently constructed and operate stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores, covering 511,509 square feet, 283,534 square feet, and 117,750 square feet, respectively, are not included in the gross leasable area of the mall.

         - Pursuant to an agreement with Kohl's Department Stores, Inc. ("Kohl's") finalized on February 17, 1995, Equitable agreed to accept $1,750,000 in connection with the termination of the Kohl's lease at Northland Center on behalf of the tenancy in common arrangement between the Venture and Equitable. The Venture's portion of the termination payment was approximately $1,254,062. Upon termination of the lease, Kohl's was released from any remaining lease obligation under the original lease agreement.

         - PNC Bank occupies approximately 36.6% of The Bank of Delaware Building at an annual rent of $570,708. The majority of the lease commitment expires in May 2005.

         - Permer Control, Inc. occupied the entire Whipple Road property (257,500 square feet) at December 31, 1995. Permer has assigned the lease to Carter Hawley Hale Stores, Inc. who will continue to fulfill the obligations of the lease.

8.       PROPERTY MANAGEMENT FEES

         Properties are managed and leased by either third-party managing and leasing agents or by affiliates of Equitable Real Estate, Compass Management and Leasing, Inc. ("Compass"), and Compass Retail, Inc. ("Compass Retail"). Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. Property management fees for properties managed by Compass and Compass Retail were $442,906, $217,513, and $39,137 in 1995, 1994, and 1993,
         respectively.

         Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and Compass Retail were $93,519, $0, and $4,775 in 1995, 1994, and 1993, respectively.
         Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statement of operations in accordance with the Venture's capitalization policy. The Venture has reimbursed Compass and Compass Retail for payroll incurred of $1,974,425, $763,727, and $0 in 1995, 1994 and 1993, respectively. Payroll reimbursements are included in real estate operating expenses on the statement of operations. Additionally, the Venture has paid construction management fees to Compass and Compass Retail of $167,861 and $297,948 in 1995 and 1994, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

                                                                    SCHEDULE III

EML ASSOCIATES

SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995
- --------------------------------------------------------------------------------------------------------------

                                                                                                     COSTS
                                                              INITIAL COST TO COMPANY             CAPITALIZED
                                                         ---------------------------------       SUBSEQUENT TO
                                                                             BUILDINGS AND        ACQUISITION
DESCRIPTION                                                    LAND           IMPROVEMENTS        IMPROVEMENTS
INDUSTRIAL
  1200 Whipple Road, Union City, California              $  2,759,162         $  5,108,652         $   161,659

  Maple Lane, Plaza Court, and Hollywood Avenue,
    Bensenville, Illinois                                   1,670,158            5,141,581             317,123

  1850 Westfork Drive, Lithia Springs, Georgia                750,000            3,009,802             134,330

  1345 Doolittle Drive, San Leandro, California             4,000,000            6,264,526           1,384,671

RETAIL
  Richland Mall, Richland Township, Pennsylvania            1,115,321           11,648,922             724,649

  Northland Center, Southfield, Michigan                    7,424,476           24,822,493          10,926,188

OFFICE
  Sentry Park West, Montgomery County, Pennsylvania         2,624,777           23,971,032           2,093,772

  The Bank of Delaware Building, Wilmington, Delaware       4,000,000            4,500,000           1,783,108
                                                         ------------         ------------         -----------

                                                         $ 24,343,894         $ 84,467,008         $17,525,500
                                                         ============         ============         ===========

RECONCILIATION OF BEGINNING AND ENDING BALANCES               1995                 1994                1993
Rental Properties:
  Balance at beginning of year                           $118,933,102         $ 70,527,171         $69,903,018

    Transfers by deed in lieu foreclosure                                       40,746,969
    Improvements                                            7,403,300            7,658,962             624,153
                                                         ------------         ------------         -----------

  Balance at end of year                                 $126,336,402         $118,933,102         $70,527,171
                                                         ============         ============         ===========

Accumulated Depreciation:
  Balance at beginning of year                           $  9,734,036         $  7,660,435         $ 6,022,816
  Depreciation for year                                     2,686,974            2,073,601           1,637,619
                                                         ------------         ------------         -----------

  Balance at end of year                                 $ 12,421,010         $  9,734,036         $ 7,660,435
                                                         ============         ============         ===========


                                               GROSS COST AT WHICH CARRIED
                                                    AT END OF THE YEAR
                                         -----------------------------------------
                                                      BUILDINGS AND                  ACCUMULATED      DATE OF             DATE
DESCRIPTION                                   LAND     IMPROVEMENTS       TOTAL      DEPRECIATION   CONSTRUCTION        ACQUIRED
INDUSTRIAL
  1200 Whipple Road, Union City,
    California                           $ 2,762,332   $  5,267,141   $  8,029,473    $ 1,028,546      1963                3/17/88

  Maple Lane, Plaza Court, and
    Hollywood Avenue,
      Bensenville, Illinois                1,673,062      5,455,800      7,128,862        949,204   1979-80       12/27/88, 6/8/89

  1850 Westfork Drive,
    Lithia Springs, Georgia                  788,008      3,106,124      3,894,132        543,288      1988                 1/6/89

  1345 Doolittle Drive,
    San Leandro, California                4,026,313      7,622,884     11,649,197      1,444,411      1964                5/18/89

RETAIL
  Richland Mall, Richland Township,
    Pennsylvania                           1,115,535     12,373,357     13,488,892      2,359,053   1974-75                7/19/88

  Northland Center, Southfield, Michigan   7,424,476     35,748,681     43,173,157      1,257,305      1954                7/22/94

OFFICE
  Sentry Park West, Montgomery County,
    Pennsylvania                           2,651,385     26,038,196     28,689,581      4,702,943      1988               12/22/88

  The Bank of Delaware Building,
    Wilmington, Delaware                   4,000,000      6,283,108     10,283,108        136,260      1970               11/15/94

                                         -----------   ------------   ------------    -----------

                                         $24,441,111   $101,895,291   $126,336,402    $12,421,010
                                         ===========   ============   ============    ===========

                                                                     SCHEDULE IV


EML ASSOCIATES

SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1995
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                          FACE         CARRYING           BALLOON
                                                                  FINAL     PERIODIC     AMOUNT         AMOUNT            PAYMENT
                                                  INTEREST       MATURITY    PAYMENT       OF             OF                AT
              DESCRIPTION                           RATE           DATE       TERMS     MORTGAGES      MORTGAGES          MATURITY
Zero coupon first mortgage on shopping
  mall in Minnesota                                10.20%        June 1995     (a)     $10,874,506(e)  $21,498,199(a)(c) $25,345,353

First mortgage loan on apartment complex
  in Massachusetts                                 10.25%      February 1999   (f)       6,000,000       6,000,000(b)      6,000,000
                                                                                       -----------     -----------       -----------

       Total                                                                           $16,874,506     $27,498,199(d)    $31,345,353
                                                                                       ===========     ===========       ===========

                                                      1995           1994             1993
Balance at beginning of year                      $30,115,465     $27,831,834     $82,704,374
Interest accrued on zero coupons                      614,944       2,283,631       3,772,823
Repayment/write-off of mortgage note receivable                                   (14,000,000)
Write-down of zero coupon mortgage                 (3,232,210)                     (7,628,000)
Loans reclassified as other real estate assets                                    (37,017,363)
                                                  -----------     -----------     -----------
      Balance at end of year                      $27,498,199     $30,115,465     $27,831,834
                                                  ===========     ===========     ===========


NOTES:

(a) Interest at the imputed rate shown is compounded semiannually and added to the note balance. For book purposes, the Venture discontinued the accretion of interest at the beginning of the second quarter of 1995. The note is currently in default. Since July 1, 1995, under the terms of the mortgage agreement, interest on the note has been accruing off the books at the default rate of 19%.

(b)      This loan is not subject to any delinquencies.

(c) EREIM LP Associates, an affiliate, contributed a total of $9,823,108 of zero coupon mortgage notes to the Venture, including principal plus interest at the contribution date. The Venture recorded a valuation allowance of $3,232,210 at September 30, 1995 to value the note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the underlying collateral.

(d)      The aggregate tax basis is $30,730,409.

(e) Represents the Venture's 71.66% interest in the original face amount of the note excluding compounded interest.

(f) Payments of interest only of $51,250 are due monthly until the maturity date of February 1999.

                                 EXHIBIT INDEX


4.  (a)     Amended and Restated Agreement of Limited Partnership of ML/EQ
            Estate Portfolio, L.P. dated April 23, 1987.  Included as an
            Exhibit to the Prospectus (see Exhibit 99(a)).

    (b) Amendment to Amended and Restated Agreement of Limited Partnership dated February 9, 1988 (incorporated by reference to Exhibit 4(b) to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1987 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064) (the "1987 10-K")).

10.  Material Contracts.

    (a) Form of Beneficial Assignee Certificate (incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

    (b) Agreement Between General Partners of ML/EQ (incorporated by reference to Exhibit 10(c) to the 1987 10-K).

    (c) Joint Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K).

    (d) Investment Guaranty Agreement between the Venture and the Partnership (incorporated by reference to Exhibit 10(e) to the 1987 10-K).

    (e) Assignment Agreement between ML/EQ and Venture (incorporated by reference to Exhibit 10(f) to the 1987 10-K).

    (f) Keep Well Agreement between The Equitable Life Assurance Society of the United States and EREIM LP Corp. (incorporated by reference to
            Exhibit 10(g) to the 1987 10-K).

    (g) Amended and Restated Agreement of General Partnership of EREIM LP Associates (incorporated by reference to Exhibit 10(h) to the 1987 10-K).

    (h) Promissory Notes and Mortgages Relating to Brookdale and Northland (incorporated by reference to Exhibit 10(i) to Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

    (i) Contract to Purchase 1200 Whipple Road, Union City, California (incorporated by reference to Exhibit 10(j)) to Post-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

    (j) Lease Agreement Pertaining to 1200 Whipple Road, Union City, California (incorporated by reference to Exhibit 10(k) to Post-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

    (k) Participation Agreements relating to Brookdale and Northland Notes (incorporated by reference to Exhibit 10(1) to the 1987 10-K).

    (l) Amendments to Participation Agreements relating to Brookdale and Northland Notes (incorporated by reference to Exhibit 10(1) to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064) (the "1988 10-K").

    (m) Agreement of Sale between Richland Mall Associates and EML Associates dated July 19, 1988 (incorporated by reference to Exhibit No. 1 to Form 8-K dated July 19, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

    (n) Note and Mortgage dated September 27, 1988 relating to the loan by EML to Second Merritt Seven (incorporated by reference to Exhibit No. 1 to Form 8-K dated September 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

    (o) Form of Participation Agreement between The Equitable Life Assurance Society of The United States and EML Associates dated September 27, 1988 (incorporated by reference to Exhibit No. 2 to Form 8-K dated September 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

    (p) Agreement of Sale among EML, Blue Bell Office Campus Associates, a Pennsylvania limited partnership, E. F. Hansen Jr. and G. Eileen Hansen dated December 2, 1988 (incorporated by reference to Exhibit No. 1 to Form 8-K dated December 2, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

    (q) Agreement of Sale between Provident Mutual Life Insurance Company of Philadelphia and EML Associates dated December 27, 1988 (incorporated by reference to Exhibit No. 1 to Form 8-K dated

            December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

   (r) Agreement of Sale between Anderson Partners (Southside/Corporate Lakes) L.P., Gene Anderson, Auerbach Associates Ltd. and EML Associates dated as of December 31, 1988 (incorporated by reference to Exhibit No. 2 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

   (s) Note and Mortgage and Security Agreement dated January 31, 1989 relating to loan by EML to The Wilcon Company (incorporated by reference to Exhibit No. 4 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

   (t) Note and Mortgage dated February 28, 1989 relating to the loan by EML to 300 Delaware Avenue Associates (incorporated by reference to
            Exhibit 10(u) to the 1988 10-K.)

   (u) Agreement of Sale among Lincoln San Leandro IV Limited Partnership, Patrician Associates, Inc. and EML Associates dated April 21, 1989 (incorporated by reference to Exhibit (c)1 to Form 8-K dated May 18, 1989 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

   (v) Agreement dated March 25,1994 between The Equitable Life Assurance Society of the United States and Midwest Real Estate Shopping Center L.P. (formerly Equitable Real Estate Shopping Centers L.P.) (incorporated by reference to Exhibit 10(v) to Form 10-K for the year ended December 31, 1994 of EREIM LP Associates) (the "1994 Form 10-K").

   (w) Deed in Lieu of Foreclosure Agreement dated November 15, 1994 by and between Three Hundred Delaware Avenue Associates, L.P. and EML Associates (incorporated by reference to Exhibit 10(w) to the 1994 Form 10-K).

   (x) Lease Termination Agreement dated as of January 27, 1995 by and between The Equitable Life Assurance Society of the United States and Kohl's Department Stores (incorporated by reference to Exhibit 10(x) to the 1994 Form 10-K).

   (y) Amendment to Lease Termination Agreement dated as of February 17, 1995 by and between The Equitable Life Assurance Society of the United States and Kohl's Department Stores, Inc. (incorporated by reference to Exhibit 10(y) to the 1994 Form 10-K).

     (z) Purchase Agreement dated as of March 10, 1995 by and among The Equitable Life Assurance Society of the United States, the Venture and Dayton Hudson Corporation (incorporated by reference to Exhibit 10(z) to the 1994 Form 10-K).

27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

99.         Additional Exhibits.

     (a) Prospectus dated April 23, 1987, as supplemented by supplements dated March 3, 1988 and March 17, 1988 (incorporated by reference to Exhibit 28 to the 1987 10-K).

     (b) Quarterly Report on Form 10-Q of ML/EQ Real Estate Portfolio, L.P. for the quarter ended June 30, 1988 (incorporated by reference to File No. 33-11064)

     (c) Current Report on Form 8-K of ML/EQ Real Estate Portfolio, L.P dated July 19, 1988 (incorporated by reference to File No. 33-11064).

     (d) Current Report on Form 8-K of ML/EQ Real Estate Portfolio, L.P. dated September 27, 1988 (incorporated by reference to File No. 33-11064).

     (e) Current Report on Form 8-K of ML/EQ Real Estate Portfolio, L.P. dated December 2, 1988 (incorporated by reference to File No. 33-11064).

     (f) Current Report on Form 8-K of ML/EQ Real Estate Portfolio, L.P. dated December 27, 1988 (incorporated by reference to File No. 33-11064).

     (g) Current Report on Form 8-K of ML/EQ Real Estate Portfolio, L.P. dated May 18, 1989 (incorporated by reference to File No. 33-11064).

     (h) Audited Financial Statements of Midwest Shopping Centers, L.P. (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995, of Midwest Shopping Centers, L.P. File No. 1-9331)