Form 10-Q
period 1996-03-31
EREIM LP ASSOCIATES
filed 1996-05-15
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



    (Mark One)
         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.


                 For the quarterly period ended   March 31, 1996
                                               -----------------

                                       OR


         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


    For the transition period from                to
                                   --------------   ------------------

                       Commission file number   33-11064
                                              ------------


                              EREIM LP Associates
       -----------------------------------------------------------------
      (Exact name of registrant as specified in its governing instrument)


        New York                                        58-1739527
- -------------------------------------------------------------------------------
(State of Organization)                    (I.R.S. Employer Identification No.)

     787 Seventh Avenue, New York, New York                 10019
- -------------------------------------------------------------------------------
    (Address of principal executive office)               (Zip Code)


(Registrant's telephone number, including area code)    (212) 554-1926
                                                    ---------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     --X--       No
                                               ---------          --------

                              EREIM LP ASSOCIATES

                                    CONTENTS



PART  I - FINANCIAL INFORMATION


        Item 1 - Financial statements:


                 Balance sheets at March 31, 1996 and December 31, 1995 Statements of income for the three months ended
                         March 31, 1996 and 1995
                 Statement of partners' capital for the three months ended
                         March 31, 1996
                 Statements of cash flows for the three months ended March 31,
                         1996 and 1995
                 Notes to financial statements


        Item 2 - Management's Discussion and Analysis of Financial Condition
                         and Results of Operations





PART II - OTHER INFORMATION

        Items 1 through 6
        Signatures

                              EREIM LP ASSOCIATES
                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (unaudited)




                                                       March 31,       December 31,
                                                          1996             1995
                                                       ---------       ------------
ASSETS
- ------

Cash                                                  $    10,000      $    10,000
Guaranty fee receivable from affiliate (Note 1)            91,637          186,074
Investment in joint venture, at equity (Note 2)        32,710,804       32,547,073
                                                      -----------      -----------

TOTAL ASSETS                                          $32,812,441      $32,743,147
                                                      ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL
- ----------------------------------

LIABILITIES:



Deferred guaranty fee (Note 1)                        $ 1,684,222      $ 1,746,601
Accrued liabilities                                        20,912           24,584
Due to affiliates                                          12,564            9,033
                                                      -----------      -----------

TOTAL LIABILITIES                                       1,717,698        1,780,218
                                                      -----------      -----------

PARTNERS' CAPITAL:

General partners:
  Equitable                                            32,360,453       32,198,220
  EREIM LP Corp.                                       (1,265,710)      (1,235,291)
                                                      -----------      -----------

TOTAL PARTNERS' CAPITAL                                31,094,743       30,962,929
                                                      -----------      -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL               $32,812,441      $32,743,147
                                                      ===========      ===========



See notes to financial statements.

                             EREIM LP ASSOCIATES
                             STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (unaudited)





                                                   For the Three Months ended
                                                            March 31,
                                               ---------------------------------
                                                   1996               1995
                                                 ---------          ---------
REVENUE:


Equity in net income of joint venture (Note 2)   $463,731           $799,482
Guaranty fee from affiliate (Note 1)              153,498            152,976
                                                 --------           --------

TOTAL REVENUE                                     617,229            952,458
                                                 --------           --------



EXPENSES:



Advisory fees                                      31,154              2,815
General and administrative                          8,892             24,135
                                                 --------           --------

TOTAL EXPENSES                                     40,046             26,950
                                                 --------           --------


NET INCOME                                       $577,183           $925,508
                                                 ========           ========






See notes to financial statements.

                             EREIM LP ASSOCIATES
                        STATEMENT OF PARTNERS' CAPITAL
                  FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                 (unaudited)






                                                     EREIM
                                 Equitable          LP Corp.          Total
                                 ---------          --------         ------

Balance, December 31, 1995      $ 32,198,220    $  (1,235,291)    $ 30,962,929

Capital contributions                 39,785              402           40,187

Distributions to partners           (297,000)        (188,556)        (485,556)

Net income                           419,448          157,735          577,183
                                ------------    -------------     ------------
Balance, March 31, 1996         $ 32,360,453    $  (1,265,710)    $ 31,094,743
                                ============    =============     ============


See notes to financial statements.

                             EREIM LP ASSOCIATES
                          STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (unaudited)



                                                          March 31,             March 31,
                                                            1996                  1995
                                                          --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
- ------------------------------------
Net income                                              $   577,183            $  925,508
                                                        -----------            ----------
Adjustments to reconcile net income to
  net cash provided by operating activities:

        Equity in net income of joint venture              (463,731)             (799,482)
        Distributions from joint venture                    300,000               400,000
        Decrease in guaranty fee receivable from
          affiliate                                          94,437                97,665
        Decrease in deferred guaranty fee                   (62,379)              (62,379)
        (Decrease) Increase in accrued liabilities           (3,672)                9,595
        Increase in due to affiliates                         3,531                14,540
                                                        -----------            ----------
Total adjustments                                          (131,814)             (340,061)
                                                        -----------            ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   445,369               585,447
                                                        -----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
- ------------------------------------

Contributions from general partners                          40,187                 2,815
Distributions to general partners                          (485,556)             (588,262)
                                                        -----------            ----------
NET CASH USED IN FINANCING ACTIVITIES                      (445,369)             (585,447)
                                                        -----------            ----------
NET CHANGE IN CASH                                             -                     -

CASH AT BEGINNING OF PERIOD                                  10,000                10,000
                                                        -----------            ----------
CASH AT END OF PERIOD                                   $    10,000            $   10,000
                                                        ===========            ==========



See notes to financial statements.

                             EREIM LP ASSOCIATES
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                 (unaudited)


The financial statements of the Partnership included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial position, results of operations and cash flows at the dates and for the periods presented. These financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.

1.      GUARANTY AGREEMENT

The Partnership has entered into a guaranty agreement with EML Associates (the "Venture") to provide a minimum return to ML/EQ Real Estate Portfolio, L.P.'s ("ML/EQ") limited partners on their capital contributions. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through March 31, 1996, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the guaranty agreement as of March 31, 1996 is limited to $245,769,758, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to Equitable. Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations to make capital contributions to EREIM LP Corp. to pay its obligation with respect to the guaranty agreement.

                             EREIM LP ASSOCIATES
                 NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                 (unaudited)


1.      GUARANTY AGREEMENT (Continued)

Capital contributions by the BAC Holders totaled $108,484,500. As of March 31, 1996, the cumulative 9.75% simple annual return was $84,404,415. As of March 31, 1996, cumulative distributions by ML/EQ to the BAC Holders totaled $15,795,328, of which $11,662,084 is attributable to income from operations and $4,133,244 is attributable to sales of Venture assets, principal payments on Mortgage Loans, and other capital events. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to meet the specified minimum return, any shortfall will be funded by the guaranty, up to the above described maximum.


2.      INVESTMENT IN JOINT VENTURE

In March 1988, ML/EQ had its initial investor closing. ML/EQ contributed $90,807,268 to the Venture. The Partnership contributed zero coupon mortgage notes to the Venture in the amount of $22,701,817. The Venture purchased an additional $5,675,453 of zero coupon mortgage notes from Equitable.

In May 1988, ML/EQ had its second and final investor closing. ML/EQ contributed $14,965,119 to the Venture. The Partnership contributed zero coupon mortgage notes to the Venture in the amount of $3,741,280, including accrued interest. The Venture purchased an additional $935,320 of zero coupon mortgage notes from Equitable to bring the total amount of zero coupon mortgage notes owned by the Venture to $33,053,870, including accrued interest as of the dates of acquisition. One of the zero notes was accounted for as a deed in lieu of foreclosure by the Venture on July 22, 1994. The remaining note was due on June 30, 1995. The property which secures the remaining first mortgage note is Brookdale Center which is located outside of Minneapolis, Minnesota. The borrower is Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership, (formerly Equitable Real Estate Shopping Centers, L.P.). The note had an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the entire amount of principal and accrued interest totaling $25,345,353 due on June 30, 1995.

     Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default was given to Midwest. For book purposes, beginning with the second quarter of 1995, Management discontinued
 the accrual of interest on the Brookdale zero note as the accreted value of the mortgage approximated the estimated fair market value of the Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale zero note at the default rate of 19.0%. Equitable and the Venture commenced foreclosure proceedings and a court appointed receiver was named. The receiver is responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds are to be paid to Equitable and the Venture on account of the Brookdale zero note. The Venture records cash received from the operation of Brookdale Center on a cash basis as interest income. During the first quarter of 1996, approximately $825,000 was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $591,000.

     As of September 30, 1995, an internal review of Brookdale Center was performed for the Venture. Based on this review, the estimated fair market value of Brookdale Center was $30,000,000. The Venture recorded a valuation allowance of $3,232,210 to value the note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of Brookdale Center, or $21,498,199.

                             EREIM LP ASSOCIATES
                 NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                 (unaudited)

2.  INVESTMENT IN JOINT VENTURE (Continued)

    The Venture and Equitable (collectively referred to as "Lender") have agreed in principle to a workout arrangement with Midwest on the Brookdale zero note. Under the proposed plan Midwest would file for Chapter 11 bankruptcy protection and, with the support of the Venture and Equitable, submit a plan of reorganization to the Bankruptcy Court for approval providing as follows:

- -   The Brookdale zero note will remain in default.  Lender will terminate the foreclosure process, and the current receiver for the property will remain in place as the property manager.

- -   In the bankruptcy case, Lender will fund any necessary capital and leasing costs approved by Midwest and Lender through a super-priority, non-recourse, debtor-in-possession loan by Lender.

- -   Midwest will market the property for sale to potential third-party purchasers through November 15, 1996.

- -   Until a third-party sale occurs or a deed in lieu of foreclosure is delivered, Lender will receive as adequate protection payments in the bankruptcy case all positive cash flow generated from the property in excess of property-related expenses and certain administrative costs of the bankruptcy not to exceed $25,000.

- -   The net proceeds generated through a sale of the property to a third-party purchaser, after payment of the costs of sale and repayment of the amounts owed to Lender under the debtor-in-possession financing, first shall be paid on a pari passu basis $750,000, to Midwest and $30,000,000 to Lender, second shall be split 50-50 between Midwest and Lender up to a total of $6,000,000, and third shall thereafter be remitted to Midwest.

- -   If Midwest receives and wishes to accept a third-party offer to purchase the property for a price that will produce net sales proceeds of less than $30,750,000, then Lender shall have the option either to consent to such sale or purchase the property for an amount equal to $500,000 plus 2.5% of the amount of which the purchase price under the third-party offer exceeds $20,000,000.

- -   If no third-party offer is received by November 15, 1996, or if a third-party purchaser has failed to close its acquisition of the property by December 1, 1996, both Midwest and Lender will have the right to cause the property to be conveyed to Equitable and the Venture as joint tenants. The purchase price for the property shall be $500,000, and the property shall be conveyed to Equitable and the Venture subject to, among other things, the mortgage securing the Brookdale zero note and the mortgage securing Lender's debtor-in-possession financing.

- -   Lendor will be granted certain limited rights of first refusal to purchase the property, and Equitable will be granted various rights to discuss with third-parties the possible renovation of the property should Lender acquire ownership of the property.

The workout arrangement has been memorialized in a letter agreement dated
April 11, 1996, between Midwest and Equitable (the "Letter Agreement").
The Letter Agreement is by its terms nonbinding unless and until a formal agreement is executed by each of the parties pursuant to appropriate corporate or other authorization. The Board of Directors of EREIM Managers Corp., the general partner of ML/EQ, has approved the workout arrangement provided for in the Letter Agreement on behalf of the Venture. However, the workout arrangement provided for in the Letter Agreement is subject to certain conditions precedent, the approval of the Board of Directors of Midwest's general partner, and confirmation of Midwest's plan of reorganization by a United States Bankruptcy Court. Management believes that the proposed workout provides an opportunity for Lender to take title to Brookdale Center sooner than would otherwise be possible. A decision by Lender to foreclose on Brookdale Center could result in a non-consenual bankruptcy filing by Midwest which might substantially delay Lender's efforts to take title to the property. In addition, Midwest has the right under Minnesota law to redeem Brookdale Center for one year following the date on which foreclosure occurs. The right of redemption gives a mortagor the right to reclaim mortgaged property by paying the loan in full after foreclosure, handicapping the mortgagee for the duration of the redemption period, thus negatively impacting its ability to sell or redevelop and remerchandise the property. The transfer of Brookdale Center to Lender pursuant to the proposed reorganization plan would terminate Midwest's right of redemption. Furthermore, by giving Midwest an opportunity to market Brookdale Center and to pay off the Brookdale zero note for the sum of $30,000,000, the proposed plan also offers Lender the possibility of realizing on its mortgage without having to take title to the property. There can be no assurance that any definitive formal agreement will be executed by the parties, that all conditions precedent will be met, that all required approvals will be obtained, or that confirmation of the plans will be forthcoming.

                             EREIM LP ASSOCIATES
                 NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                 (unaudited)

2. INVESTMENT IN JOINT VENTURE (Continued)

The financial position and results of operations of the Venture are summarized as follows:


                        SUMMARY OF FINANCIAL POSITION
                     MARCH 31, 1996 AND DECEMBER 31, 1995
                                 (unaudited)

                                                                          March 31         December 31
                                                                          --------         -----------
        Assets:

                Rental properties                                       $127,151,622      $126,336,402
                Less accumulated depreciation                            (13,302,716)      (12,421,010)
                                                                        ------------      ------------
                    Net rental properties                                113,848,906       113,915,392
                Zero coupon mortgage note receivable, net of
                    valuation allowance                                   21,498,199        21,498,199
                Mortgage loan receivable                                   6,000,000         6,000,000
                Cash and short-term investments                           18,452,895        19,734,941
                Accounts receivable and accrued investment income          3,227,541         3,446,102
                Deferred rent concessions                                  2,032,865         2,030,727
                Deferred leasing costs                                       714,669           713,979
                Prepaid expenses and other assets                            652,829           495,509
                Interest receivable                                          130,080           140,921
                                                                        ------------      ------------

        Total assets                                                    $166,557,984      $167,975,770
                                                                        ============      ============
        Liabilities and equity:
                Accounts payable and accrued real estate expenses       $  1,807,922      $  2,115,576
                Accrued capital expenditures                                 769,379         2,647,092
                Security deposits and unearned rent                          426,664           477,737
                Joint venturers' equity                                  163,554,019       162,735,365
                                                                        ------------      ------------
        Total liabilities and equity                                    $166,557,984      $167,975,770
                                                                        ============      ============
        Partnership's share of joint venture equity                     $ 32,710,804      $ 32,547,073
                                                                        ============      ============

                             EREIM LP ASSOCIATES
                 NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                 (unaudited)


2. INVESTMENT IN JOINT VENTURE (Continued)



                       SUMMARY STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (unaudited)
                                                                                1996               1995
                                                                                ----               ----
        Revenue:
           Rental income                                                  $    4,865,805     $    5,182,394
           Lease termination income                                               26,514          1,254,062
           Interest on loans receivable                                          744,950            768,695
                                                                          --------------     --------------
        Total revenue                                                          5,637,269          7,205,151
                                                                          --------------     --------------
        Operating expenses:
           Real estate operating expenses                                      2,009,222          1,991,127
           Depreciation and amortization                                         932,012            749,724
           Real estate taxes                                                     512,607            611,223
           Property management fees                                              112,108            107,945
                                                                          --------------     --------------
        Total operating expenses                                               3,565,949          3,460,019
                                                                          --------------     --------------
        Income from property operations                                        2,071,320          3,745,132
                                                                          --------------     --------------
        Other income:
           Interest and other nonoperating income                                247,335            252,280
                                                                          --------------     --------------
        Total other income                                                       247,335            252,280
                                                                          --------------     --------------
        Net income                                                        $    2,318,655     $    3,997,412
                                                                          ==============     ==============
        Partnership's share of equity in net income of joint venture      $      463,731     $      799,482
                                                                          ==============     ==============

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        The following analysis of the results of operations and financial condition of the Partnership should be read in conjunction with the financial statements and the related notes to financial statements included elsewhere herein.

Liquidity and Capital Resources

        As of March 31, 1996, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners from time to time determine are appropriate.

        In addition, at March 31, 1996, the Venture, in which the Partnership owns a 20% interest, had approximately $18.5 million in short-term investments. These funds are intended to be utilized primarily to fund renovation work expected on The Bank of Delaware Building, to fund possible costs incurred to increase tenancy at Richland Mall, and to fund other general working capital requirements. These funds, in addition to reserves from future operations, may also be used in connection with actions taken relating to the Brookdale zero coupon mortgage note, including costs of legal action as well as improvements deemed to be necessary in the event a foreclosure is effected.


        Management has established an enhancement, stabilization, and renovation program for The Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this three year program total $4.3 million, of which $1.6 million was incurred in 1995, $1.3 million is expected to be incurred in 1996, and $1.4 million is expected to be incurred in 1997. As of March 31, 1996, approximately $1.9 million of these costs had been expended. Approximately $32,000 in capital costs have been accrued but not paid as of March 31, 1996. Included in the estimated $4.3 million of renovation expenditures is approximately $2.3 million for asbestos abatement expected to be incurred evenly over 1995, 1996, and 1997. Also included in the $4.3 million is $400,000 for sprinkler installation and $400,000 for exterior deferred maintenance including recaulking all four sides of the building. The other components of the renovation program are minor interior common area and exterior plaza cosmetic upgrades totaling approximately $600,000 to be incurred evenly over 1995 and 1996. Management expects these upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $2.5 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building.


        Reference is made to Note 1 in the Notes to Financial Statements for information regarding the Guaranty Agreement issued by the Partnership to the Venture and assigned to ML/EQ, and the related Keep Well Agreement between EREIM LP Corp. and Equitable.

Financial Condition

        The Partnership's financial statements reflect its proportional ownership interest in, and its share of the results of operations of, the Venture, through which the Partnership conducts its business of investment in real property and first mortgages.

        The decrease in the guaranty fee receivable at March 31, 1996 as compared to December 31, 1995 is due to the receipt of the semiannual payment in 1996 of $185,556 for the deferred portion of the fee covering the period July 1, 1995 to December 31, 1995, for the purpose of providing the minimum guaranty return. This decrease is offset by the accrual of the deferred portion of the guaranty fee for the three months ended March 31, 1996.

        The increase in investment in joint venture at March 31, 1996 as compared to December 31, 1995 resulted from the excess of equity in net income of the Venture over actual cash distributions from the Venture.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


        The increase in Equitable's capital account at March 31, 1996 as compared to December 31, 1995 is attributable to the share of net income of the Partnership in excess of cash distributions by the Partnership to Equitable.

Results of Operations

        Equity in net income of the Venture for the three months ended March 31, 1996 decreased approximately $336,000 as compared to the three months ended March 31, 1995 primarily a result of approximately $1.3 million of lease termination rental income which was recognized by the Venture during the first quarter of 1995. Pursuant to an agreement with Kohl's Department Stores, Inc. ("Kohl's"), a former tenant at Northland Center, Equitable agreed to accept $1,750,000 in connection with the termination of Kohl's lease on behalf of the tenancy in common arrangement between the Venture and Equitable. The Venture's portion of the termination payment was approximately $1.3 million. This agreement released Kohl's from any remaining obligation under the original lease agreement.

        Advisory fees for the three months ended March 31, 1996 increased approximately $28,000 as compared to the three months ended March 31, 1995 due to a change in the allocation of fees to the Partnership from Equitable.

        Under the terms of the Brookdale zero note, which is secured by Brookdale Center, principal and interest in the aggregate amount of $35,368,572, of which the Venture's portion is $25,345,353, was due on June 30, 1995. Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default has been given to Midwest. For book purposes, beginning with the second quarter of 1995, the Venture discontinued the accrual of interest on the Brookdale zero note as the accreted value of the mortgage approximated the estimated fair market value of the Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books at the default rate of 19.0%. Additionally, Equitable and the Venture commenced foreclosure proceedings and a court-appointed receiver was named. The receiver is responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at the Center. Any remaining funds are to be paid to Equitable and the Venture on account of the Brookdale zero note. The Venture records cash received from operations of Brookdale Center on a cash basis as interest income. During the first quarter of 1996, approximately $825,000 was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $591,000.

        As of September 30, 1995, an internal review of Brookdale Center was performed for the Venture. Based on this review, the estimated fair market value of Brookdale Center was $30,000,000. The Venture recorded a valuation allowance of $3,232,210 to value the note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of Brookdale Center, or $21,498,199.

        The Venture and Equitable (collectively referred to as "Lender") have agreed in principle to a workout arrangement with Midwest on the Brookdale zero note. Under the proposed plan Midwest would file for Chapter 11 bankruptcy protection and, with the support of the Venture and Equitable, submit a plan of reorganization to the Bankruptcy Court for approval providing as follows:

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


- -   The Brookdale zero note will remain in default.  Lender will terminate the foreclosure process, and the current receiver for the property will remain in place as the property manager.

- -   In the bankruptcy case, Lender will fund any necessary capital and leasing costs approved by Midwest and Lender through a super-priority, non-recourse, debtor-in-possession loan by Lender.

- -   Midwest will market the property for sale to potential third-party purchasers through November 15, 1996.

- -   Until a third-party sale occurs or a deed in lieu of foreclosure is delivered, Lender will receive as adequate protection payments in the bankruptcy case all positive cash flow generated from the property in excess of property-related expenses and certain administrative costs of the bankruptcy not to exceed $25,000.

- -   The net proceeds generated through a sale of the property to a third-party purchaser, after payment of the costs of sale and repayment of the amounts owed to Lender under the debtor-in-possession financing, first shall be paid on a pari passu basis $750,000 to Midwest and $30,000,000 to Lender, second shall be split 50-50 between Midwest and Lender up to a total of $6,000,000, and third shall thereafter be remitted to Midwest.

- -   If Midwest receives and wishes to accept a third-party offer to purchase the property for a price that will produce net sales proceeds of less than $30,750,000, then Lender shall have the option either to consent to such sale or purchase the property for an amount equal to $500,000 plus 2.5% of the amount of which the purchase price under the third-party offer exceeds $20,000,000.

- -   If no third-party offer is received by November 15, 1996, or if a third-party purchaser has failed to close its acquisition of the property by December 1, 1996, both Midwest and Lender will have the right to cause the property to be conveyed to Equitable and the Venture as joint tenants. The purchase price for the property shall be $500,000, and the property shall be conveyed to Equitable and the Venture subject to, among other things, the mortgage securing the Brookdale zero note and the mortgage securing Lender's debtor-in-possession financing.

- -   Lender will be granted certain limited rights of first refusal to purchase the property, and Lender will be granted various rights to discuss with third-parties the possible renovation of the property should Lender acquire ownership of the property.

The workout arrangement has been memorialized in a letter agreement dated April 11, 1996, between Midwest and Equitable (the "Letter Agreement"). The Letter Agreement is by its terms nonbinding unless and until a formal agreement is executed by each of the parties pursuant to the appropriate corporate or other authorization. The Board of Directors of EREIM Managers Corp., the general partner of ML/EQ, has approved the workout arrangement provided for in the Letter Agreement on behalf of the Venture. However, the workout arrangement provided for in the Letter Agreement is subject to certain conditions precedent, the approval of the Board of Directors of Midwest's general partner, and confirmation of Midwest's plan of reorganization by a United States Bankruptcy Court. Management believes that the proposed workout provides an opportunity for Lender to take title to Brookdale Center sooner than would otherwise be possible. A decision by Lender to foreclose on Brookdale Center could result in a non-consenual bankruptcy filing by Midwest which might substantially delay Lender's efforts to take title to the property. In addition, Midwest has the right under Minnesota law to redeem Brookdale Center for one year following the date on which foreclosure occurs. The right of redemption gives a mortagor the right to reclaim mortgaged property by paying the loan in full after foreclosure, handicapping the mortgagee for the duration of the redemption period, thus negatively impacting its ability to sell or redevelop and remerchandise the property. The transfer of Brookdale Center to Lender pursuant to the proposed reorganization plan would terminate Midwest's right of redemption. Furthermore, by giving Midwest an opportunity to market Brookdale Center and to pay off the Brookdale zero note for the sum of $30,000,000, the proposed plan also offers Lender the possibility of realizing on its mortgage without having to take title to the property. There can be no assurance that any definitive formal agreement will be executed by the parties, that all conditions precedent will be met, that all required approvals will be obtained, or that confirmation of the plans will be forthcoming.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


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

        Inflation has been at relatively low levels during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership, the Venture, or their investments. Over the past several years, the rate of inflation has exceeded the rate of rental rate growth in many of the Venture's properties. During the recent real estate downturn, rental rates dropped, indicating a negative growth rate. This negative growth appears to have ceased, and rental rates have stopped dropping in many of the properties' markets. Real recovery in rental rates, if achieved at all, will likely occur over an extended period of time.

                                   PART II





Item l. Legal Proceedings

        Response:  None

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

Item 6. Exhibits and Reports on Form 8-K

        Response:

        a)  Exhibits

                27     Financial Data Schedule (for SEC filing purposes only)

        b)  Reports

                None

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                EREIM LP Associates



                                By:     EREIM LP Corp.
                                        General Partner



                                By:     Harry D. Pierandri
                                        ------------------
                                        Harry D. Pierandri
                                        President




Dated:  May 15, 1996

                                EXHIBIT INDEX



Exhibit No.                         Description
- -----------              -----------------------------------------------------
    27                   Financial Data Schedule (for SEC filing purposes only)