Form 10-Q
period 1996-06-30
EREIM LP ASSOCIATES
filed 1996-08-14
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q



   (Mark One)
        [X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 1996
                                               -------------
                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


  For the transition period from                      to
                                 ---------------------   ----------------------

                       Commission file number   33-11064
                                                --------


                              EREIM LP Associates
- -------------------------------------------------------------------------------
     (Exact name of registrant as specified in its governing instrument)


            New York                                 58-1739527
- -------------------------------------------------------------------------------
    (State of Organization)             (I.R.S. Employer Identification No.)


  787 Seventh Avenue, New York, New York                    10019
- -------------------------------------------------------------------------------
 (Address of principal executive office)                  (Zip Code)


(Registrant's telephone number, including area code)      (212) 554-1926
                                                    ---------------------------



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes --X-- No
                                               -----    ---

                              EREIM LP ASSOCIATES

                                   CONTENTS





PART  I - FINANCIAL INFORMATION

             Item 1 - Financial statements:

                      Balance sheets at June 30, 1996 and December 31, 1995 Statements of income for the three and six months ended
                        June 30, 1996 and 1995
                      Statement of partners' capital for the six months ended
                        June 30, 1996
                      Statements of cash flows for the six months ended
                        June 30, 1996 and 1995
                      Notes to financial statements


             Item 2 - Management's Discussion and Analysis of Financial
                        Condition and Results of Operations


PART II - OTHER INFORMATION

             Items 1 through 6
             Signatures

                              EREIM LP ASSOCIATES
                                 BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (unaudited)





                                                       June 30,       December 31,
                                                         1996             1995
                                                     -----------      ------------


ASSETS

Cash                                                 $    10,000      $     10,000
Guaranty fee receivable from affiliate
  (Note 1)                                               182,446           186,074
Investment in joint venture, at equity (Note 2)       33,187,775        32,547,073
                                                     -----------       -----------
TOTAL ASSETS                                         $33,380,221       $32,743,147
                                                     ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

Deferred guaranty fee (Note 1)                       $ 1,621,843       $ 1,746,601
Due to affiliates                                         26,792             9,033
Accrued liabilities                                       13,947            24,584
                                                     -----------       -----------

TOTAL LIABILITIES                                      1,662,582         1,780,218
                                                     -----------       -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 1)

PARTNERS' CAPITAL:

General partners:
  Equitable                                           32,825,465        32,198,220
  EREIM LP Corp.                                      (1,107,826)       (1,235,291)
                                                     -----------       -----------

TOTAL PARTNERS' CAPITAL                               31,717,639        30,962,929
                                                     -----------       -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL              $33,380,221       $32,743,147
                                                     ===========       ===========




See notes to financial statements.

                              EREIM LP ASSOCIATES
                             STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (unaudited)






                                                      For the three months             For the six months
                                                          Ended June 30,                  Ended June 30,
                                                    ------------------------      ----------------------------
                                                      1996            1995           1996              1995
                                                    --------        --------      ----------        ----------
REVENUE:



Equity in net income of joint venture (Note 2)      $476,971        $534,114        $940,702        $1,333,597
Guaranty fee from affiliate (Note 1)                 153,187         154,619         306,685           307,595
                                                    --------        --------       ---------        ----------
TOTAL REVENUE                                        630,158         688,733       1,247,387         1,641,192
                                                    --------        --------       ---------        ----------


EXPENSES:

Advisory fees                                         31,416           2,815          62,570             5,630
General and administrative                             7,262          13,511          16,154            38,338
                                                    --------        --------      ----------        ----------
TOTAL EXPENSES                                        38,678          16,326          78,724            43,968
                                                    --------        --------      ----------        ----------
NET INCOME                                          $591,480        $672,407      $1,168,663        $1,597,224
                                                    ========        ========      ==========        ==========




See notes to financial statements.

                              EREIM LP ASSOCIATES
                         STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (unaudited)


                                                   EREIM
                                 Equitable        LP Corp.         Total
                                -----------     ------------    -----------


Balance, December 31, 1995      $32,198,220     $(1,235,291)    $30,962,929

Capital contributions                70,887             716          71,603

Distributions to partners          (297,000)       (188,556)       (485,556)

Net income                          853,358         315,305       1,168,663
                                -----------     -----------     -----------

Balance, June 30, 1996          $32,825,465     $(1,107,826)    $31,717,639
                                ===========     ===========     ===========




See notes to financial statements.

                              EREIM LP ASSOCIATES
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (unaudited)




                                                   June 30,        June 30,
                                                     1996            1995
                                                  ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:


Net income                                        $1,168,663      $1,597,224
                                                  ----------      ----------

Adjustments to reconcile net income to
  net cash provided by operating activities:

        Equity in net income of joint venture       (940,702)     (1,333,597)
        Distributions from joint venture             300,000         400,000
        Decrease in guaranty fee receivable from
          affiliate                                    3,628           5,424
        Decrease in deferred guaranty fee           (124,758)       (124,757)
        Increase in due to affiliates                 17,759          22,134
        (Decrease) Increase in accrued liabilities   (10,637)         15,513
                                                  ----------      ----------

Total adjustments                                   (754,710)     (1,015,283)
                                                  ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES            413,953         581,941
                                                  ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES:

Contributions from general partners                   71,603           6,321
Distributions to general partners                   (485,556)       (588,262)
                                                  ----------      ----------

NET CASH USED IN FINANCING ACTIVITIES               (413,953)       (581,941)
                                                  ----------      ----------


NET CHANGE IN CASH                                      -               -

CASH AT BEGINNING OF PERIOD                           10,000          10,000
                                                  ----------      ----------

CASH AT END OF PERIOD                             $   10,000      $   10,000
                                                  ==========      ==========




See notes to financial statements.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (unaudited)

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

1.  GUARANTY AGREEMENT

The Partnership has entered into a guaranty agreement with EML Associates (the "Venture") to provide a minimum return to ML/EQ Real Estate Portfolio, L.P.'s ("ML/EQ") limited partners on their capital contributions. The guaranty, if necessary, will be due ninety days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, as defined in ML/EQ's Amended and Restated Agreement of Limited Partnership, calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions less distributions of sale or financing proceeds, and funds in reserves as defined in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through June 30, 1996, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations set forth in ML/EQ's prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Venture, the maximum liability of the Partnership to the Venture under the guaranty agreement as of June 30, 1996 is limited to $245,755,859, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to Equitable. Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations to make capital contributions to EREIM LP Corp. to pay its obligation with respect to the guaranty agreement.

Capital contributions by the BAC Holders totaled $108,484,500. As of June 30, 1996, the cumulative 9.75% simple annual return was $86,934,078. As of June 30, 1996, cumulative distributions by ML/EQ to the BAC Holders totaled $15,795,328, of which $11,662,084 is attributable to income from operations and $4,133,244 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. A distribution of capital proceeds in the amount of $542,423 was declared on June 30, 1996. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to meet the specified minimum return, any shortfall will be funded by the guaranty.

                              EREIM LP ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (unaudited)


2.  INVESTMENT IN JOINT VENTURE

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

The Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default was given to Midwest. For book purposes, beginning with the second quarter of 1995, Management discontinued the accrual of interest on the Brookdale zero note as the accreted value of the mortgage approximated the estimated fair market value of Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale zero note at the default rate of 19.0%. Equitable and the Venture commenced foreclosure proceedings and a court appointed receiver was named. The receiver was responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds were paid to Equitable and the Venture on account of the Brookdale zero note. The Venture recorded cash received from the operation of Brookdale Center during this period on a cash basis as interest income. During the first six months of 1996, approximately $1,975,000 was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $1,415,000.

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

In April, 1996 the Venture and Equitable (collectively referred to as "Lender") agreed in principle to a workout arrangement with Midwest on the Brookdale zero note under which Midwest would file for Chapter 11 bankruptcy protection and, with the support of Lender, submit a plan of reorganization to the Bankruptcy Court for approval. The workout arrangement was memorialized in a nonbinding letter agreement dated April 11, 1996 (the "Letter Agreement") between Midwest and Equitable and approved by the Board of Directors of EREIM Managers Corp., the general partner of ML/EQ, on behalf of the Venture.

                              EREIM LP ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (unaudited)


2.  INVESTMENT IN JOINT VENTURE (Continued)


  On June 20, 1996 Midwest filed a voluntary petition for Chapter 11 bankruptcy protection, staying the Brookdale foreclosure proceeding and terminating the receivership arrangement. However, as contemplated by the Letter Agreement, Midwest subsequently obtained Bankruptcy Court approval to retain the management company that had served as receiver prior to the bankruptcy filing as Brookdale's property manager. In addition, the Bankruptcy Court, with the agreement of Midwest and Lender, entered a cash collateral order, as contemplated by the Letter Agreement, pursuant to which all positive cash flow generated by the property in excess of property-related expenses and certain administrative costs of the bankruptcy, not to exceed $25,000, will be paid to the Lender during the bankruptcy.

  Under the Bankruptcy Code, Midwest has the exclusive right for one hundred twenty days after filing for bankruptcy to propose a plan of reorganization to the Bankruptcy Court for approval. Midwest has not yet filed a plan but is expected to do so soon. Although no assurances can be given, the Venture expects that the plan, when filed, will be consistent with the Letter Agreement. If so, the material provisions of the plan would be as follows:

- -  The Brookdale zero note will remain in default.

- - Midwest will market the property for sale to potential third-party purchasers through November 15,1996.

- - Lender will fund any necessary capital and leasing costs approved by Midwest and Lender through a super-priority, non-recourse, debtor-in-possession loan by Lender.

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

- - If Midwest receives and wishes to accept a third-party offer to purchase the property for a price that will produce net sales proceeds of less than $30,750,000, then Lender shall have the option either to consent to such sale or purchase the property for an amount equal to $500,000 plus 2.5% of the amount by which the purchase price under the third-party offer exceeds $20,000,000.

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

- - Lender will be granted certain limited rights of first refusal to purchase the property, and Lender will be granted, during the bankruptcy, various rights to discuss with third-parties the possible renovation of the property should Lender acquire ownership of the property.

  The Venture and Equitable have entered into an agreement between themselves to support Midwest's plan of reorganization as outlined in the Letter Agreement, to make all decisions regarding the plan of reorganization jointly, and to share all expenses, on a pro rata basis, in connection with the bankruptcy and all undertakings jointly agreed upon by the Venture and Equitable in accordance with their participation interests in the Brookdale zero note.

                              EREIM LP ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (unaudited)




2.  INVESTMENT IN JOINT VENTURE (Continued)


The financial position and results of operations of the Venture are summarized as follows:



                         SUMMARY OF FINANCIAL POSITION
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (unaudited)



                                                              June 30         December 31
                                                           ------------      -------------
Assets:
   Rental properties                                       $127,976,721      $126,336,402
   Less accumulated depreciation                            (14,195,982)      (12,421,010)
                                                           ------------      ------------
     Net rental properties                                  113,780,739       113,915,392
   Zero coupon mortgage note receivable, net of
     valuation allowance                                     21,498,199        21,498,199
   Mortgage loan receivable                                   6,000,000         6,000,000
   Cash and short-term investments                           21,218,104        19,734,941
   Accounts receivable and accrued investment income          2,649,027         3,446,102
   Deferred rent concessions                                  2,049,997         2,030,727
   Deferred leasing costs                                       733,492           713,979
   Prepaid expenses and other assets                            216,580           495,509
   Interest income receivable                                   139,358           140,921
                                                           ------------      ------------
   Total assets                                            $168,285,496      $167,975,770
                                                           ============      ============
Liabilities and equity:
   Accounts payable and accrued real estate expenses       $  1,627,469      $  2,115,576
   Security deposits and unearned rent                          578,160           477,737
   Accrued capital expenditures                                 140,994         2,647,092
   Joint venturers' equity                                  165,938,873       162,735,365
                                                           ------------      ------------
Total liabilities and equity                               $168,285,496      $167,975,770
                                                           ============      ============

Partnership's share of joint venture equity                $ 33,187,775      $ 32,547,073
                                                           ============      ============


                              EREIM LP ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (unaudited)




2.      INVESTMENT IN JOINT VENTURE (Continued)



                SUMMARY STATEMENT OF OPERATIONS
        FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                          (unaudited)



                                                                    1996             1995
                                                                 ----------      -----------
Revenue:
    Rental income                                                $9,582,681      $10,676,004
    Lease termination income                                         62,171        1,376,228
    Interest on loans receivable                                  1,722,798          922,444
                                                                 ----------      -----------
Total Revenue                                                    11,367,650       12,974,676
                                                                 ----------      -----------

Operating expenses:
    Real estate operating expenses                                1,907,706        1,444,986
    Real estate taxes                                             1,083,114        1,237,514
    Property management fees                                        231,142          258,734
    Depreciation and amortization                                 3,945,780        3,894,651
                                                                 ----------      -----------
Total operating expenses                                          7,167,742        6,835,885
                                                                 ----------      -----------
Income from property operations                                   4,199,908        6,138,791
                                                                 ----------      -----------
Other income:
    Interest and other nonoperating income                          503,600          529,193
                                                                 ----------      -----------

Total other income                                                  503,600          529,193
                                                                 ----------      -----------

Net income                                                       $4,703,508      $ 6,667,984
                                                                 ==========      ===========

Partnership's share of equity in net income of joint venture     $  940,702      $ 1,333,597
                                                                 ==========      ===========


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following analysis of the results of operations and financial condition of the Partnership should be read in conjunction with the financial statements and the related notes to financial statements included elsewhere herein.

Liquidity and Capital Resources

        As of June 30, 1996, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners from time to time determine are appropriate.

        In addition, at June 30, 1996, the Venture, in which the Partnership owns a 20% interest, had approximately $21.2 million in short-term investments. These funds are intended to be utilized primarily to fund the renovation work expected on The Bank of Delaware Building, to fund possible costs incurred to increase tenancy at Richland Mall, and to fund other general working capital requirements. These funds, in addition to reserves from future operations, may also be used to pay the Venture's pro rata share of costs incurred in connection with the Brookdale zero coupon mortgage note, including legal costs with respect to the Midwest bankruptcy proceeding as well as improvements deemed to be necessary in the event title is transferred to the Venture and Equitable.

        Management has established an enhancement, stabilization and renovation program for The Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program are expected to be $4.3 million over the next three years, of which $1.6 million was incurred in 1995, $1.3 million is expected to be incurred in 1996, and $1.4 million is expected to be incurred in 1997. As of June 30, 1996 approximately $2.5 million of these costs have been expended. Included in the estimated $4.3 million of expenditures related to The Bank of Delaware renovation program is approximately $2.3 million for asbestos abatement expected to be incurred evenly over 1995, 1996, and 1997. Also included in the $4.3 million is $400,000 for sprinkler installation and $400,000 for exterior deferred maintenance including recaulking all four sides of the building. Additional costs not included in the above figures are estimated tenant improvements of $2.5 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. No significant leasing has occurred during the six months ended June 30, 1996.

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

        The increase in investment in joint venture at June 30, 1996 as compared to December 31, 1995, resulted from the excess of equity in net income of the Venture over actual cash distributions from the Venture.

        The increase in EREIM LP Corp.'s and Equitable's capital accounts at June 30, 1996 as compared to December 31, 1995 is attributable to the respective shares of net income of the Partnership in excess of cash distributions by the Partnership to EREIM LP Corp. and Equitable.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -  (CONTINUED)



Results of Operations

        Equity in net income of joint venture for the six months ended June 30, 1996 decreased approximately $393,000 compared to the six months ended June 30, 1995. This decrease is primarily due to approximately $1.3 million of lease termination income which was recognized by the Venture during the first quarter of 1995. Pursuant to an agreement with Kohl's Department Stores, Inc. ("Kohl's"), a former tenant at Northland Center, Equitable agreed to accept approximately $1.8 million in connection with the termination of Kohl's lease on behalf of the tenancy in common arrangement between the Venture and Equitable. The Venture's portion of the termination payment was approximately $1.3 million. This agreement released Kohl's from any remaining obligation under the original lease agreement.

        Guaranty fee income from affiliate for the six months ended June 30, 1996 remained approximately the same compared to the six months ended June 30, 1996.

        Advisory fees increased approximately $57,000 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 due to a change in the allocation of fees to the Partnership from Equitable.

        General and administrative expenses decreased approximately $22,184 for the six months ended June 30, 1996 compared to the six months ended June 30,1995 due to the timing of the accrual of audit and tax fees in 1996 as compared to 1995.

        Under the terms of the Brookdale zero note, which is secured by Brookdale Center, principal and interest in the aggregate amount of $35,368,572, of which the Venture's portion is $25,345,353, was due on June 30, 1995. Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default was given to Midwest. For book purposes, beginning with the second quarter of 1995, Management discontinued the accrual of interest on the Brookdale zero note as the accreted value of the mortgage approximated the estimated fair market value of Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale zero note at the default rate of 19.0%. Equitable and the Venture commenced foreclosure proceedings and a court appointed receiver was named. The receiver was responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds were paid to Equitable and the Venture on account of the Brookdale zero note. The Venture recorded cash received from the operation of Brookdale Center during this period on a cash basis as interest income. During the first half of 1996, approximately $1,975,000 was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $1,415,000.

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

        In April, 1996 the Venture and Equitable (collectively referred to as "Lender") agreed in principle to a workout arrangement with Midwest on the Brookdale zero note under which Midwest would file for Chapter 11 bankruptcy protection and, with the support of Lender, submit a plan of reorganization to

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -  (CONTINUED)


the Bankruptcy Court for approval. The workout arrangement was memorialized in a nonbinding letter agreement dated April 11, 1996 (the "Letter Agreement") between Midwest and Equitable and approved by the Board of Directors of EREIM Managers Corp., the general partner of ML/EQ, on behalf of the Venture.

        On June 20, 1996 Midwest filed a voluntary petition for Chapter 11 bankruptcy protection, staying the Brookdale foreclosure proceeding and terminating the receivership arrangement. However, as contemplated by the Letter Agreement, Midwest subsequently obtained Bankruptcy Court approval to retain the management company that had served as receiver prior to the bankruptcy filing as Brookdale's property manager. In addition, the Bankruptcy Court, with the agreement of Midwest and Lender, entered a cash collateral order, as contemplated by the Letter Agreement, pursuant to which all positive cash flow generated by the property in excess of property-related expenses and certain administrative costs of the bankruptcy, not to exceed $25,000, will be paid to the Lender during the bankruptcy.

        Under the Bankruptcy Code, Midwest has the exclusive right for one hundred twenty days after filing for bankruptcy to propose a plan of reorganization to the Bankruptcy Court for approval. Midwest has not yet filed a plan but is expected to do so soon. Although no assurances can be given, the Venture expects that the plan, when filed, will be consistent with the Letter Agreement. If so, the material provisions of the plan would be as follows:

- -   The Brookdale zero note will remain in default.

- -   Midwest will market the property for sale to potential third-party purchasers through November 15, 1996.

- -   Lender will fund any necessary capital and leasing costs approved by
    Midwest and Lender through a super-priority, non-recourse, debtor-in-possession loan by Lender.

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

- -   If Midwest receives and wishes to accept a third-party offer to purchase the property for a price that will produce net sales proceeds of less than $30,750,000, then Lender shall have the option either to consent to such sale or purchase the property for an amount equal to $500,000 plus 2.5% of the amount by which the purchase price under the third-party offer exceeds $20,000,000.

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

- -   Lender will be granted certain limited rights of first refusal to purchase the property, and Lender will be granted, during the bankruptcy, various rights to discuss with third-parties the possible renovation of the property should Lender acquire ownership of the property.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -  (CONTINUED)



    The Venture and Equitable have entered into an agreement between themselves to support Midwest's plan of reorganization as outlined in the Letter Agreement, to make all decisions regarding the plan of reorganization jointly, and to share all expenses, on a pro rata basis, in connection with the bankruptcy and all undertakings jointly agreed upon by the Venture and Equitable in accordance with their participation interests in the Brookdale zero note.

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

    Inflation has been at relatively low levels during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership, the Venture or their investments. Over the past several years, the rate of inflation has exceeded the rate of rental rate growth in many of the Venture's properties. During the recent real estate downturn, rental rates dropped, indicating a negative growth rate. This negative growth appears to have ceased, and rental rates have stabilized in many of the properties' markets. Real recovery in rental rates, if achieved at all, will likely occur over an extended period of time.

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



                                EREIM LP Associates

                                By:     EREIM LP Corp.
                                        General Partner





                                By:     /s/Harry D. Pierandri
                                   ------------------------------
                                        Harry D. Pierandri
                                        President






Dated:  August 14, 1996

                                 EXHIBIT INDEX



Exhibit No.                             Description
    27             Financial Data Schedule (for SEC filing purposes only)