Form 10-Q
period 1996-09-30
EREIM LP ASSOCIATES
filed 1996-11-14
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


    (Mark One)
          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended  September 30, 1996
                                           --------------------

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from                     to
                                   -------------------    ---------------------

                        Commission file number  33-11064
                                               ----------

                                EREIM LP Associates
-------------------------------------------------------------------------------
      (Exact name of registrant as specified in its governing instrument)

             New York                                   58-1739527
-------------------------------------------------------------------------------
     (State of Organization)                (I.R.S. Employer Identification No.)

     787 Seventh Avenue, New York, New York                         10019
-------------------------------------------------------------------------------
     (Address of principal executive office)                      (Zip Code)

(Registrant's telephone number, including area code)            212) 554-1926
                                                    ---------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  --X--       No
                                                 -------   -------

                              EREIM LP ASSOCIATES

                                    CONTENTS





PART I - FINANCIAL INFORMATION

           Item 1 - Financial statements:

                    Balance sheets at September 30, 1996 and December 31, 1995 Statements of income for the three and nine months ended
                      September 30, 1996 and 1995
                    Statement of partners' capital for the nine months ended
                      September 30, 1996
                    Statements of cash flows for the nine months ended
                      September 30, 1996 and 1995
                    Notes to financial statements

           Item 2 - Management's Discussion and Analysis of Financial Condition
                      and Results of Operations


PART II - OTHER INFORMATION

           Items 1 through 6
           Signatures

                              EREIM LP ASSOCIATES
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (unaudited)




                                                                             September 30,    December 31,
                                                                                  1996            1995
                                                                             -------------    ------------
ASSETS
Cash                                                                         $    10,000      $    10,000
Guaranty fee receivable from affiliate
 (Notes 1)                                                                        91,650          186,074
Investment in joint venture, at equity (Note 2)                               33,458,040       32,547,073
                                                                             -----------      -----------

TOTAL ASSETS                                                                 $33,559,690      $32,743,147
                                                                             ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

Deferred guaranty fee (Notes 1)                                              $ 1,559,465      $ 1,746,601
Due to affiliates                                                                  3,103            9,033
Accrued liabilities                                                               17,856           24,584
                                                                             -----------      -----------

TOTAL LIABILITIES                                                              1,580,424        1,780,218
                                                                             -----------      -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 1)

PARTNERS' CAPITAL:

General partners:
 Equitable                                                                    33,112,609       32,198,220
 EREIM LP Corp.                                                               (1,133,343)      (1,235,291)
                                                                             -----------      -----------

TOTAL PARTNERS' CAPITAL                                                       31,979,266       30,962,929
                                                                             -----------      -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                      $33,559,690      $32,743,147
                                                                             ===========      ===========



See notes to financial statements.

                              EREIM LP ASSOCIATES
                              STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (unaudited)





                                                              For the three months      For the nine months
                                                               Ended September 30,      Ended September 30,
                                                              --------------------      -------------------
                                                               1996         1995         1996        1995
REVENUE:                                                       ----         ----         ----        ----
Equity in net income (loss) of
  joint venture (Note 2)                                    $570,265     $(253,801)  $1,510,967   $1,079,796
Guaranty fee from affiliate (Notes 1)                        154,029       157,011      460,714      464,606
                                                            --------     ---------   ----------   ----------

TOTAL REVENUE                                                724,294       (96,790)   1,971,681    1,544,402
                                                            --------     ---------   ----------   ----------


EXPENSES:

Advisory fees                                                 31,924        82,779       94,494       88,409
General and administrative                                     7,012         5,531       23,166       43,869
                                                            --------     ---------   ----------   ----------

TOTAL EXPENSES                                                38,936        88,310      117,660      132,278
                                                            --------     ---------   ----------   ----------

NET INCOME                                                  $685,358     $(185,100)  $1,854,021   $1,412,124
                                                            ========     =========   ==========   ==========





See notes to financial statements.

                              EREIM LP ASSOCIATES
                         STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (unaudited)




                                                                       EREIM
                                                    Equitable         LP Corp.          Total
                                                   -----------       ----------       ---------
Balance, December 31, 1995                         $32,198,220      $(1,235,291)     $30,962,929

Capital contributions                                  129,015            1,303          130,318

Distributions to partners                             (594,000)        (374,002)        (968,002)

Net income                                           1,379,374          474,647        1,854,021
                                                   -----------      -----------      -----------

Balance, September 30, 1996                        $33,112,609      $(1,133,343)     $31,979,266
                                                   ===========      ===========      ===========





See notes to financial statements.

                              EREIM LP ASSOCIATES
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (unaudited)




                                                                    September 30,    September 30,
                                                                        1996             1995
                                                                   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 1,854,021       $ 1,412,124
                                                                    -----------       -----------

Adjustments to reconcile net income to
 net cash provided by operating activities:

         Equity in net income of joint venture                       (1,510,967)       (1,079,796)
         Distributions from joint venture                               600,000           775,000
         Decrease in guaranty fee receivable from
          affiliate                                                      94,424            94,724
         (Decrease) in deferred guaranty fee                           (187,136)         (187,136)
         (Decrease) increase in due to affiliates                        (5,930)           23,050
         (Decrease) increase in accrued liabilities                      (6,728)           20,819
                                                                    -----------       -----------

Total adjustments                                                    (1,016,337)         (353,339)
                                                                    -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               837,684         1,058,785
                                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Contributions from general partners                                     130,318            88,409
Distributions to general partners                                      (968,002)       (1,147,194)
                                                                    -----------       -----------

NET CASH USED IN FINANCING ACTIVITIES                                  (837,684)       (1,058,785)
                                                                    -----------       -----------

NET CHANGE IN CASH                                                         -                -

CASH AT BEGINNING OF PERIOD                                              10,000            10,000
                                                                    -----------       -----------

CASH AT END OF PERIOD                                               $    10,000       $    10,000
                                                                    ===========       ===========



See notes to financial statements.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (unaudited)

The financial statements of EREIM LP Associates (the "Partnership") included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial position, results of operations and cash flows at the dates and for the periods presented. These financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.

1.   GUARANTY AGREEMENT

The Partnership has entered into a guaranty agreement with EML Associates (the "Venture") to provide a minimum return to ML/EQ Real Estate Portfolio L.P.'s ("ML\EQ") limited partners on their capital contributions. The guaranty, if necessary, will be due ninety days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, as defined in ML/EQ's Amended and Restated Agreement of Limited Partnership, calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions less distributions of sale or financing proceeds, and funds in reserves as defined in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through September 30, 1996, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations set forth in ML/EQ's prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of the Venture, the maximum liability of the Partnership to the Venture under the guaranty agreement as of September 30, 1996 is limited to $244,892,172, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to Equitable. Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations to make capital contributions to EREIM LP Corp. to pay its obligation with respect to the guaranty agreement.

Capital contributions by the BAC Holders totaled $108,484,500. As of September 30, 1996, the cumulative 9.75% simple annual return was $89,486,915. As of September 30, 1996, cumulative distributions by the Partnership to the BAC Holders totaled $16,337,751, of which $11,662,084 is attributable to income from operations and $4,675,667 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to meet the specified minimum return, any shortfall will be funded by the guaranty.

                              EREIM LP ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (unaudited)



2.    INVESTMENT IN JOINT VENTURE

In March, 1988, ML/EQ had its initial investor closing. ML/EQ contributed $90,807,268 to the Venture. The Partnership contributed zero coupon mortgage notes to the Venture in the amount of $22,701,817. The Venture purchased an additional $5,675,453 of zero coupon mortgage notes from Equitable.

In May, 1988, ML/EQ had its second and final investor closing. ML/EQ contributed $14,965,119 to the Venture. The Partnership contributed zero coupon mortgage notes to the Venture in the amount of $3,741,280, including accrued interest. The Venture purchased an additional $935,320 of zero coupon mortgage notes from The Equitable Life Assurance Society of the United States ("Equitable") to bring the total amount of zero coupon mortgage notes owned by the Venture to $33,053,870, including accrued interest as of the dates of acquisition. One of the zero notes was accounted for as a deed in lieu of foreclosure by the Venture on July 22, 1994. The remaining note was due on September 30, 1995. The property which secures the remaining first mortgage note is Brookdale Center which is located outside of Minneapolis, Minnesota. The borrower is Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership, (formerly Equitable Real Estate Shopping Centers, L.P.). The note had an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the entire amount of principal and accrued interest totaling $25,345,353 due on September 30, 1995.

Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default was given to Midwest. For book purposes, beginning with the second quarter of 1995, Management discontinued the accrual of interest on the Brookdale zero note as the accreted value of the mortgage approximated the estimated fair market value of Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale zero note at the default rate of 19.0%. Equitable and the Venture commenced foreclosure proceedings and a court appointed receiver was named. The receiver was responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds were paid to Equitable and the Venture on account of the Brookdale zero note. The Venture recorded cash received from the operation of Brookdale Center as interest income. During the first half of 1996, approximately $1,975,000 was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $1,415,000.

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

In April, 1996 the Venture and Equitable (collectively referred to as "Lender") agreed in principle to a workout arrangement with Midwest on the Brookdale zero note under which Midwest would file for Chapter 11 bankruptcy protection and, with the support of Lender, submit a plan of reorganization to the Bankruptcy Court for approval. The workout arrangement was memorialized in a nonbinding letter agreement dated April 11, 1996 (the "Letter Agreement") between Midwest and Equitable and approved by the Board of Directors of EREIM Managers Corp., the general partner of ML\EQ, on behalf of the Venture.

                              EREIM LP ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (unaudited)



2.    INVESTMENT IN JOINT VENTURE (Continued)

      On June 20, 1996 Midwest filed a voluntary petition for Chapter 11 bankruptcy protection, staying the Brookdale foreclosure proceeding and terminating the receivership arrangement. However, as contemplated by the Letter Agreement, Midwest subsequently obtained Bankruptcy Court approval to retain the management company that had served as receiver prior to the bankruptcy filing as Brookdale's property manager. In addition, the Bankruptcy Court, with the agreement of Midwest and Lender, entered a cash collateral order, as contemplated by the Letter Agreement, pursuant to which all positive cash flow generated by the property in excess of property-related expenses and certain administrative costs of the bankruptcy, not to exceed $25,000, will be paid to the Lender during the bankruptcy. The Venture records cash received from the operation of Brookdale Center as interest income. During the third quarter of 1996 approximately $1,224,000 was remitted under the terms of the cash collateral order. The Venture's portion of these payments was approximately $877,000.

      Consistent with the Letter Agreement, Midwest filed a plan of reorganization with the Bankruptcy Court on August 23, 1996. The material provisions of the plan, which is subject to approval of the Bankruptcy Court, are as follows:

-     The Brookdale zero note will remain in default.

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

- Lender will be granted certain limited rights of first refusal to purchase the property , and Lender will be granted, during the bankruptcy, various rights to discuss with third-parties the possible renovation of the property should Lender acquire ownership of the property.

     To date, Midwest has not received a third-party offer to purchase the property which would produce net sales proceeds of at least $30,750,000 or any third-party offer at a lesser price acceptable to Equitable and the Venture. Consequently, Management believes that upon approval of the plan, it is likely that the property will be conveyed to Equitable and the Venture for a purchase price of $500,000.

                              EREIM LP ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (unaudited)


      2. INVESTMENT IN JOINT VENTURE (Continued)


      On October 30, 1996, the plaintiffs in one of the class action suits previously filed against Midwest, Equitable and others (see "Legal Proceedings") filed a claim for equitable subordination against Equitable in the Midwest bankruptcy proceeding. The claim alleges, among other things, that Equitable breached a fiduciary duty to Midwest's investors and violated federal securities laws in connection with the initial sale of interests in Midwest and, as such, that Equitable should not be entitled to preferential treatment in bankruptcy court. If the claim were to be successful as asserted, Equitable and the Venture would not be entitled to the benefits of the plan. Management believes, however, that the bankruptcy court is unlikely to find in favor of the claimants and that the claim can be disposed of without adversely impacting the Venture's interests.

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

                              EREIM LP ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (unaudited)



2.    INVESTMENT IN JOINT VENTURE (Continued)

The financial position and results of operations of the Venture are summarized as follows:


                         SUMMARY OF FINANCIAL POSITION
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (unaudited)

                                                                      September 30            December 31
                                                                     --------------           -----------
Assets:
   Rental properties                                                 $128,346,351             $126,336,402
   Less accumulated depreciation                                      (15,120,129)             (12,421,010)
                                                                     ------------             ------------
     Net rental properties                                            113,226,222              113,915,392
   Zero coupon mortgage note receivable, net of
     valuation allowance                                               21,498,199               21,498,199
   Mortgage loan receivable                                             6,000,000                6,000,000
   Cash and short-term investments                                     23,295,273               19,734,941
   Accounts receivable and accrued investment income                    2,060,442                3,446,102
   Deferred rent concessions                                            2,184,192                2,030,727
   Deferred leasing costs                                                 861,887                  713,979
   Prepaid expenses and other assets                                    1,020,245                  495,509
   Interest income receivable                                              94,309                  140,921
                                                                     ------------             ------------
Total assets                                                         $170,240,769             $167,975,770
                                                                     ============             ============
Liabilities and equity:
   Accounts payable and accrued real estate expenses                 $  2,383,259             $  2,115,576
   Security deposits and unearned rent                                    458,337                  477,737
   Accrued capital expenditures                                           108,975                2,647,092
   Joint venturers' equity                                            167,290,198              162,735,365
                                                                     ------------             ------------
Total liabilities and equity                                         $170,240,769             $167,975,770
                                                                     ============             ============

Partnership's share of joint venture equity                          $ 33,458,040             $ 32,547,073
                                                                     ============             ============

                              EREIM LP ASSOCIATES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (unaudited)


2.    INVESTMENT IN JOINT VENTURE (Continued)


                        SUMMARY STATEMENT OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (unaudited)

                                                                       1996              1995
                                                                     --------          --------
Revenue:
   Rental income                                                    $14,814,521       $15,620,214
   Lease termination income                                              62,171         1,487,433
   Interest on loans receivable                                       2,753,488         1,076,194
                                                                    -----------       -----------
Total revenue                                                        17,630,180        18,183,841
                                                                    -----------       -----------

Operating expenses:
   Real estate operating expenses                                     5,938,809         5,955,116
   Real estate taxes                                                  1,690,027         1,824,074
   Property management fees                                             347,502           373,642
   Depreciation and amortization                                      2,891,678         2,189,811
   Provision for impairment on zero coupon mortgage                       -             3,232,210
                                                                    -----------       -----------
Total operating expenses                                             10,868,016        13,574,853
                                                                    -----------       -----------
Income from property operations                                       6,762,164         4,608,988
                                                                    -----------       -----------

Other income:
   Interest and other nonoperating income                               792,670           789,993
                                                                    -----------       -----------

Total other income                                                      792,670           789,993
                                                                    -----------       -----------

Net income                                                          $ 7,554,834       $ 5,398,981
                                                                    ===========       ===========

Partnership's share of equity in net income of joint venture        $ 1,510,967       $ 1,079,796
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

Liquidity and Capital Resources

         As of September 30, 1996, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners from time to time determine are appropriate.

         In addition, at September 30, 1996, the Venture, in which the Partnership owns a 20% interest, had approximately $23.3 million in short-term investments. These funds are intended to be utilized primarily to fund the renovation work expected on The Bank of Delaware Building, to fund possible costs incurred to increase tenancy at Richland Mall, and to fund other general working capital requirements. These funds, in addition to reserves from future operations, may also be used to pay the Venture's pro-rata share of costs incurred in connection with the Brookdale zero coupon mortgage note, including legal costs with respect to the Midwest bankruptcy proceeding as well as improvements deemed to be necessary in the event title is transferred to the Venture and Equitable.

         Management has established an enhancement, stabilization and renovation program for The Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program are expected to be $4.3 million over the next three years, of which $1.6 million was incurred in 1995, $1.3 million is expected to be incurred in 1996, and $1.4 million is expected to be incurred in 1997. As of September 30, 1996 approximately $2.6 million of these costs have been expended. Included in the estimated $4.3 million of expenditures related to The Bank of Delaware renovation program is approximately $2.3 million for asbestos abatement expected to be incurred evenly over 1995, 1996, and 1997. Also included in the $4.3 million is $400,000 for sprinkler installation and $400,000 for exterior deferred maintenance including recaulking all four sides of the building. Additional costs not included in the above figures are estimated tenant improvements of $2.5 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. No significant leasing has occurred during the nine months ended September 30, 1996.

         The Venture anticipates expenditures to be incurred to increase tenancy at Richland Mall of approximately $3.4 million, including approximately $2.1 million for tenant improvements in connection with leasing approximately 55,000 square feet of space to Redner's Market. Clemens Market will vacate approximately 26,000 square feet of space upon the expiration of its lease on December 31, 1996. Management is negotiating a lease with Redner's Market that would involve expanding the Clemens Market space, upon the expiration of its lease, into approximately 55,000 square feet of leasable space for Redner's Market. The Redner's Market lease, expected to commence in March of 1998, has an anticipated term of twenty years with renewal options thereafter. Also included in the estimated $3.4 million of expenditures is approximately $1.3 million in connection with the relocation of existing tenants to accommodate the Redner's Store, lease termination costs, and additional work necessary to reconfigure Richland Mall for the Redner's Market expansion and additional, as yet unnamed, mall stores.

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

         The increase in investment in joint venture at September 30, 1996 as compared to December 31, 1995, resulted from the excess of equity in net income of the Venture over actual cash distributions from the Venture.

         The increase in EREIM LP Corp.'s and Equitable's capital accounts at September 30, 1996 as compared to December 31, 1995 is attributable to the respective shares of net income of the Partnership in excess of cash distributions by the Partnership to EREIM LP Corp. and Equitable.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Results of Operations

         The increase in equity in net income of joint venture for the three and nine months ended September 30,1996 compared to the three and nine months ended September 30, 1995 is attributable to an increase in the Venture's net income. The Venture's net income increased as a result of the valuation allowance of $3,232,210 that was recorded during the third quarter of 1995 to value the Brookdale zero coupon mortgage at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the Center. A valuation allowance has not been recognized in 1996.

         Guaranty fee income from affiliate for the nine months ended September 30, 1996 remained approximately the same compared to the nine months ended September 30, 1995.

         Advisory fees for the nine months ended September 30, 1996 remained approximately the same compared to the nine months ended September 30, 1995.

         General and administrative expenses decreased approximately $21,000 for the nine months ended September 30, 1996 compared to the nine months ended September 30,1995 due to the timing of the accrual of audit and tax fees in 1996 as compared to 1995.

         Under the terms of the Brookdale zero note, which is secured by Brookdale Center, principal and interest in the aggregate amount of $35,368,572, of which the Venture's portion is $25,345,353, was due on June 30, 1995. Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default was given to Midwest. For book purposes, beginning with the second quarter of 1995, Management discontinued the accrual of interest on the Brookdale zero note as the accreted value of the mortgage approximated the estimated fair market value of Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale zero note at the default rate of 19.0%. Equitable and the Venture commenced foreclosure proceedings and a court appointed receiver was named. The receiver was responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds were paid to Equitable and the Venture on account of the Brookdale zero note. The Venture recorded cash received from the operation of Brookdale Center as interest income. During the first half of 1996, approximately $1,975,000 was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $1,415,000.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         On June 20, 1996 Midwest filed a voluntary petition for Chapter 11 bankruptcy protection, staying the Brookdale foreclosure proceeding and terminating the receivership arrangement. However, as contemplated by the Letter Agreement, Midwest subsequently obtained Bankruptcy Court approval to retain the management company that had served as receiver prior to the bankruptcy filing as Brookdale's property manager. In addition, the Bankruptcy Court, with the agreement of Midwest and Lender, entered a cash collateral order, as contemplated by the Letter Agreement, pursuant to which all positive cash flow generated by the property in excess of property-related expenses and certain administrative costs of the bankruptcy, not to exceed $25,000, will be paid to the Lender during the bankruptcy. The Venture records cash received from the operation of Brookdale Center as interest income. During the third quarter of 1996 approximately $1,224,000 was remitted under the terms of the cash collateral order. The Venture's portion of these payments was approximately $877,000.

         Consistent with the Letter Agreement, Midwest filed a plan of reorganization with the Bankruptcy Court on August 23, 1996. The material provisions of the plan, which is subject to approval of the Bankruptcy Court, are as follows:


     -       The Brookdale zero note will remain in default.

     - Midwest will market the property for sale to potential third-party purchasers through November 15, 1996.

     - Lender will fund any necessary capital and leasing costs approved by Midwest and Lender through a super-priority, non-recourse, debtor-in-possession loan by Lender.

     - The net proceeds generated through a sale of the property to a third-party purchaser, after payment of the costs of sale and repayment of the amounts owed to Lender under the debtor-in possession financing, first shall be paid on a pari passu basis $750,000 to Midwest and $30,000,000 to Lender, second shall be split 50-50 between Midwest and Lender up to a total of $6,000,000, and third shall thereafter be remitted to Midwest.

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

     To date, Midwest has not received a third-party offer to purchase the property which would produce net sales proceeds of at least $30,750,000 or any third-party offer at a lesser price acceptable to Equitable and the Venture. Consequently, Management believes that upon approval of the plan, it is likely that the property will be conveyed to Equitable and the Venture for a purchase price of $500,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         On October 30, 1996, the plaintiffs in one of the class action suits previously filed against Midwest, Equitable and others (see "Legal Proceedings") filed a claim for equitable subordination against Equitable in the Midwest bankruptcy proceeding. The claim alleges, among other things, that Equitable breached a fiduciary duty to Midwest's investors and violated federal securities laws in connection with the initial sale of interests in Midwest and, as such, that Equitable should not be entitled to preferential treatment in bankruptcy court. If the claim were to be successful as asserted, Equitable and the Venture would not be entitled to the benefits of the plan. Management believes, however, that the bankruptcy court is unlikely to find in favor of the claimants and that the claim can be disposed of without adversely impacting the Venture's interests.

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

         On October 30, 1996, the plantiffs in one of the class action suits previously filed against Midwest, Equitable and others filed a claim for equitable subordination against Equitable in the Midwest bankruptcy proceeding. Equitable alleges, among other things, that Equitable breached a fiduciary duty to Midwest's investors and violated federal securities laws in connection with the initial sale of interests in Midwest and, as such, that Equitable should not be entitled to preferential treatment in bankruptcy court. If the claim were to be successful as asserted, Equitable and the Venture would not be entitled to the benefits of the plan. Management believes, however, that the bankruptcy court is unlikely to find in favor of the claimants and that the claim can be disposed of without adversely impacting the Venture's interests.

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





                                  EREIM LP Associates

                                  By:      EREIM LP Corp.
                                           General Partner




                                  By:      /s/Harry D. Pierandri
                                           ------------------------------
                                           Harry D. Pierandri
                                           President




Dated: November 14,1996

                                 EXHIBIT INDEX



Exhibit No.                           Description
-----------          -------------------------------------------------------
   27                 Financial Data Schedule (for SEC filing purposes only)