Form 10-K405
period 1996-12-31
EREIM LP ASSOCIATES
filed 1997-03-31
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required, Effective October 7, 1996] For the fiscal year ended December 31, 1996

                    OR

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

         Effective as of January 1, 1997, ML/EQ entered into an amendment to the Joint Venture Agreement of the Venture between ML/EQ and the Partnership pursuant to which the Partnership agreed to defer, without interest, its rights to receive 20% of the Venture's distributions of Sale or Financing Proceeds until ML/EQ has received aggregate distributions from the Venture in an amount equal to the capital contributions made to ML/EQ by the BAC holders plus a noncompounded cumulative return computed at the rate of 9.75% per annum on contributions outstanding from time to time. Prior to the amendment, the Partnership had a right to receive 20% of all of the Venture's distributions of Sale or Financing Proceeds on a pari passu basis with ML/EQ. The amendment will have the effect of accelerating the return of original contributions to BAC holders to the extent that Sale and Financing Proceeds are realized prior to the dissolution of ML/EQ.

         Business of the Partnership. The Partnership was formed to invest in a diversified portfolio of properties and mortgage loans. The Partnership considers its business to represent one industry segment, investment in real property. The Partnership has, however, developed a concentration of real estate investments with the inclusion of the Venture's interests in Northland Center and Brookdale Center. Such properties were transferred to the Venture and Equitable on July 22, 1994 and December 16, 1996, respectively. The Venture's interest in Northland Center represented approximately 31% and 30% of the real estate investments owned by the Venture as of December 31, 1996 and 1995, respectively, and approximately 46% and 54% of total revenues of the Venture for the years ended December 31, 1996 and 1995, respectively. The Venture's interest in Brookdale Center represented approximately 12% of the real estate investments owned by the Venture as of December 31, 1996 and approximately 15.3% of total revenues of the Venture in the year ended December 31, 1996. Combined retail real estate investments represented approximately 50% and 53% of real estate investments owned by the Venture as of December 31, 1996 and 1995, respectively, and approximately 67% and 66% of total revenues of the Venture for the years ended December 31, 1996 and 1995, respectively. The Partnership conducts its real estate investment business through the Venture. The capital of the Venture was provided approximately 20% by the Partnership through the contribution of interests in two zero coupon mortgage notes (see Item 2. PROPERTIES) and approximately 80% by ML/EQ, the managing partner of the Venture, through the contribution of net proceeds of the Offering.

         Following the Offering, the Venture acquired a diversified portfolio of real properties and mortgage loans secured by real properties. Based on original acquisition prices, approximately 52% of the Venture's original contributed capital was invested in existing income-producing real properties acquired without permanent mortgage indebtedness (the "Properties"), approximately 25% of such capital was invested in zero coupon or similar mortgage notes (the "Zero Notes"), and the balance was invested in fixed-rate first mortgage loans (the "Mortgage Loans"). The Properties and the properties that secured the mortgage loans included commercial, industrial, residential and warehouse/distribution properties.

         At December 31, 1996, the Venture owned ten Properties (one of which consists of two adjacent office buildings) and undivided interests in two Properties (Northland Center and Brookdale Center) as a tenant in common with Equitable. All references herein to the Venture's ownership of Northland Center or Brookdale Center shall be deemed to refer to the Venture's undivided interest as a tenant in common with Equitable, unless otherwise indicated. Nine of the Properties were purchased at an aggregate cost of approximately $68.1 million. Two of the Properties, Northland Center and The Bank of Delaware Building (originally properties that secured a Zero Note and a Fixed-Rate Mortgage Loan, respectively), were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note

Receivable immediately preceding the transfer was approximately $32.2 million and the estimated fair market value of the Bank of Delaware Building Mortgage Loan immediately preceding the transfer was approximately $8.5 million. Brookdale Center (originally a property that secured a Zero Note) was transferred to the Venture during December 1996 pursuant to a Chapter 11 bankruptcy plan for Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership (formerly Equitable Real Estate Shopping Centers L.P.), the borrower. The estimated fair market value of the Venture's undivided interest in the Brookdale Loan immediately preceding the transfer was approximately $15.6 million. In addition, at December 31, 1996, the Venture owned an interest in one remaining Mortgage Loan in the principal amount of $6.0 million. (Amounts identified are exclusive of closing costs.) Reference is made to Item 2. PROPERTIES for information concerning the Properties and the Mortgage Loan.

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

         Leasing Information. See Item 2. PROPERTIES for information regarding percentages of space under lease for each of the Properties and the properties that secure the Mortgage Loans, as well as information relating to the percentage of rentable space at each Property covered by leases that are scheduled to expire in each of the years 1997 to 1999.

         Competition. The Properties and the property that secures the Mortgage Loan may compete with other properties in the areas in which they are located for, among other things, desirable tenants. Competitors may include properties owned or managed directly or indirectly by Equitable or its subsidiaries or affiliates or by affiliates of the Associate General Partner. Owners of some of these properties may have greater resources than the Venture or the owners of the property that secures the Mortgage Loan and/or may be willing or able to make greater concessions (e.g., lower rent or higher allowances for tenant improvements) to attract tenants. Similarly, tenants of the Properties and the property that secures the Mortgage Loan may compete for business with other businesses in the area. Such competition may adversely affect the business (and, in some cases, the viability) of such tenants and, particularly in the case of retail tenants, may reduce the amount of rent received by the Venture under percentage rent provisions. See Item 2. PROPERTIES for a discussion of competition pressures experienced by the Venture's Richland Mall Property.

         The Venture's income from Properties may be affected by many factors, including reductions in rental income due to an inability to maintain occupancy levels, adverse changes in general economic conditions, adverse local conditions (such as decreases in demand for similar or competing facilities or competitive over-building, adverse changes in tax, real estate, zoning and environmental laws or decreases in employment), energy shortages or increased energy costs, or acts of God (such as earthquakes and floods). In addition, the ability of the borrowers on the Mortgage Loan to meet its obligations under such loan will be affected by these same factors. See Item 2. PROPERTIES for a description of difficulties experienced by certain of the Properties and the property that secures the Mortgage Loan.

         The holding period for the Properties was originally intended to be 7 to 10 years and ML/EQ currently does not anticipate that the Properties will be sold prior to that time unless market conditions demand that earlier action be taken. The Partnership can not state whether or not the Properties will be sold within this original period. The ability of the Venture to dispose of its Properties will be influenced by, among other things, prevailing interest rates and the availability of mortgage financing at the time that the Properties are offered for sale. For example, if high interest rates or shortages of mortgage funds were prevailing at the time the Venture was attempting to dispose of a Property, the sale or other disposition of such Property might be rendered difficult or the Venture might be required to assume credit risks if it becomes necessary to extend mortgage financing to buyers. Similarly, such factors may affect and have affected the ability of the borrower under the Mortgage Loan held by the Venture to sell or refinance the property that secures such loan, which may adversely affect the ability of the borrower to pay such loan at maturity. In this regard, it should be noted that many lenders have continued to curtail extending credit to many businesses and industries, including real estate owners and developers. The reasons for such action include, but are not limited to, defaults experienced on such loans. There can be no assurance whether or when the availability of credit for real estate financing will increase. Liquidation or dissolution of the Venture will be delayed until the sale, retirement or other disposition of the Mortgage Loan and Properties held by the Venture (other than purchase money notes from the sale of a property) or the liquidation of ML/EQ, but not beyond December 31, 2002. See INVESTMENT GUARANTY AGREEMENT AND RELATED MATTERS below.

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

         Although the Venture carries comprehensive insurance on the Properties and the terms of the Venture's Mortgage Loan requires the borrower to obtain and maintain general liability, property damage and certain other insurance in specified amounts, there are certain risks (such as earthquakes, floods and wars) which may be uninsurable or not fully insurable at a cost believed to be economically feasible. Moreover, there can be no assurance that particular risks that are currently insurable will continue to be so, or that current levels of coverage will continue to be available at a cost believed to be economically feasible. The Managing General Partner, on behalf of the ML/EQ as managing partner of the Venture, will use its discretion in determining the scope of coverage, limits and deductible provisions on insurance, with a view to maintaining appropriate insurance on the Properties at an appropriate cost. Similarly, the Managing General Partner will use its discretion in determining whether and when to permit the borrower under the Mortgage Loan to obtain and maintain coverage that differs from the requirements of the mortgage, with a view to requiring appropriate insurance on the property which secures the Mortgage Loan in light of prevailing insurance market, economic, and other factors. This may result, however, in insurance which will not cover the full extent of a loss or claim.

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

         The Venture has assigned the Guaranty Agreement to ML/EQ in exchange for ML/EQ's assumption of the Venture's obligations thereunder, including the obligation to pay the Guaranty Fee. Any moneys distributed by ML/EQ to BAC Holders and/or limited partners of ML/EQ ("Limited Partners") on account of payments made under the Guaranty Agreement will be distributed to BAC Holders and/or Limited Partners based on the total number of BACs or Interests owned by each BAC Holder and/or Limited Partner as of the date the Minimum Return is calculated.

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

         The obligation of the Partnership to pay the Minimum Return is subject to reduction for (i) any Federal, state or local corporate income or franchise tax imposed upon ML/EQ or the Venture, and (ii) any Federal, state or local income, gross receipts, value-added, excise or similar tax imposed on ML/EQ or the Venture not imposed under law at the time of the Offering, other than any such local tax imposed as a result of owning real property in the locality. All distributions from ML/EQ to BAC Holders from whatever source will reduce the amount of the Partnership's obligation under the Guaranty Agreement. The obligations of the Partnership under the Guaranty Agreement will terminate in the event that upon the written consent or the affirmative vote of BAC Holders or Limited Partners owning more than 50% of the Interests either (i) EREIM Managers Corp. is removed as the Managing General Partner of ML/EQ or (ii) ML/EQ is dissolved without the consent of EREIM Managers Corp. The maximum liability of the Partnership under the Guaranty Agreement is $271,211,250. Subject to the foregoing, the obligations of the Partnership under the Guaranty Agreement as of December 31, 1996 are limited to $244,905,999 plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to the Venture to fund cash deficits.

         The obligations of the Partnership under the Guaranty Agreement are nonrecourse to Equitable but are recourse as to LP Corp. Equitable has entered into an agreement dated as of March 10, 1988 (the "Keep Well Agreement") with LP Corp. which provides that Equitable will make capital contributions to LP Corp. in such amounts as to permit LP Corp. to pay its obligations with respect to the Guaranty Agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. Subject to the foregoing, the obligations of Equitable under the Keep Well Agreement as of December 31, 1996 are $244,905,999. The Keep Well Agreement provides that only LP Corp. and its successors will have the right to enforce Equitable's obligations thereunder.

         The Keep Well Agreement is an unsecured contractual liability of Equitable and is not a policy of insurance. Since the Guaranty Agreement is nonrecourse as to Equitable and the obligation under the Keep Well Agreement to pay all obligations of LP Corp. is not for the benefit of third parties, including ML/EQ and BAC Holders, BAC Holders will have no direct cause of action against Equitable to enforce the obligations of Equitable under the Keep Well Agreement. However, if the assets of the Partnership and LP Corp. are insufficient to satisfy the Partnership's obligations under the Guaranty Agreement, a proceeding in bankruptcy could be commenced against LP Corp. In such event the debtor-in- possession or trustee in bankruptcy would have a claim against Equitable to compel performance under the Keep Well Agreement. If the Managing General Partner, which is an affiliate of Equitable, did not commence an involuntary bankruptcy proceeding against LP Corp. on behalf of ML/EQ, MLH Real Estate Assignor Inc., the initial limited partner of ML/EQ ("the Initial Limited Partner") on behalf of BAC Holders would have a right to compel ML/EQ to commence such involuntary bankruptcy proceeding.

         The New York Insurance Law contains provisions limiting the amount of an investment by a New York life insurance company, such as Equitable, in certain of its subsidiaries and in real estate. The Keep Well Agreement provides that Equitable's obligation thereunder is subject to compliance with any applicable limitation on investment contained in the New York Insurance Law.

         At December 31, 1996, 1995 and 1994, Equitable's total surplus, calculated in accordance with the statutory method of accounting, was approximately $2.26 billion, $2.20 billion and $2.12 billion, respectively. At December 31, 1996, 1995 and 1994, Equitable's total consolidated capital, calculated in accordance with the statutory method of accounting and consisting of surplus and the Asset Valuation Reserve, was approximately $3.56 billion, $3.55 billion and $3.11 billion, respectively.

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

ITEM 2.  PROPERTIES

         At December 31, 1996, approximately 85.5% of the aggregate rentable square feet of the Venture's Properties was leased. Leases covering approximately 8.7%, 8.4% and 8.6% of the Properties rentable square feet are scheduled to expire in 1997, 1998 and 1999, respectively.

         Set forth below is a brief description of each of the Venture's investments at December 31, 1996. Reference is made to Notes 3, 4, 5 and 9 of the Notes to Consolidated Financial Statements in Item 8. FINANCIAL STATEMENTS. The Venture has fee ownership of the land and improvements relating to each of the Properties.

           Name, Location              Approximate          Date of              Year of
        and Type of Property               Size           Acquisition          Completion
 ---------------------------           ------------    --------------          ----------
 1200 Whipple Road                       257,500             3/17/88                 1963
 Union City, CA                          sq. ft.
 warehouse/distribution

 Richland Mall                           182,577             7/19/88              1974-75
 Bucks County, PA                        sq. ft.
 shopping center

 16/18 Sentry Park West                  186,243            12/22/88                 1988
 Montgomery County, PA                   sq. ft.
 office buildings

 701 Maple Lane                           58,230            12/27/88                 1980
 Bensenville, IL                         sq. ft.
 warehouse/office
 733 Maple Lane                           23,520            12/27/88                 1980
 Bensenville, IL                         sq. ft.
 warehouse/office

 7550 Plaza Court                         49,500            12/27/88                 1980
 Willowbrook, IL                         sq. ft.
 warehouse/office

 1850 Westfork Drive                     103,505              1/6/89                 1988
 Lithia Springs, GA                      sq. ft.
 warehouse/distribution

 1345 Doolittle Drive                    326,414             5/18/89                 1964
 San Leandro, CA                         sq. ft.
 warehouse/distribution

 800 Hollywood Avenue                    50,337              6/8/89               1979
 Itasca, IL                              sq. ft.
 warehouse/office

 Northland Center                       552,922(1)          7/22/94               1954
 Southfield, MI                          sq. ft.
 regional mall

 The Bank of Delaware Building          314,313            11/15/94               1970
 Wilmington, DE                          sq. ft.
 office building

 Brookdale Center                       200,184(1)         12/16/96               1962
 Brooklyn Center, MN                     sq. ft.
 regional mall

 _____________
 (1)  Excludes square feet of properties owned by certain anchor stores.

Projected Annual Aggregate Lease Payments to be Received (in dollars)(1)

Name of Property                    1997          1998          1999          2000         2001     Thereafter
----------------------------------------------------------------------------------------------------------------
1200 Whipple Rd.              $1,009,340   $ 1,098,200   $ 1,261,675   $ 1,261,675    $1,261,675    $ 2,079,051
Richland Mall                    535,461       895,060       890,321       861,898       806,035      9,275,140
16/18 Sentry Park West         2,897,834     2,723,867     2,413,557     1,704,002       656,762      2,197,216
701 and 733 Maple Lane           339,430       205,391       104,174       111,720       111,720         46,550
7550 Plaza Ct.                   193,050       202,950       211,613       218,790       225,720        171,889
1850 Westfork Dr.                179,409             0             0             0             0              0
1345 Doolittle Dr.               838,192       859,468       708,686       451,216        86,400         86,400
800 Hollywood Ave.               204,284       206,382       210,786       213,932       213,932         89,138
Northland Center               3,667,672     3,400,990     3,133,558     2,791,510     2,241,635      5,273,995
The Bank of Delaware Building    947,717       900,331       874,389       848,175       635,142      1,998,357
Brookdale Center               2,585,919     2,446,716     2,289,332     1,893,076     1,658,142      5,642,619
                               ---------     ---------     ---------     ---------     ---------      ---------
                             $13,398,308   $12,939,355   $12,098,092   $10,355,994    $7,897,163    $26,860,355
                              ==========    ==========    ==========    ==========    ----------     ==========



_____________
(1) Lease payments to be received under noncancelable operating leases in effect as of December 31, 1996.

Range of Lease Expirations

        Name of Property                                               Years
--------------------------------                                   -------------
1200 Whipple Road                                                         2003
Richland Mall                                                        1997-2018
16/18 Sentry Park West                                               1997-2007
701 and 733 Maple Lane                                               1998-2002
7550 Plaza Court                                                          2002
1850 Westfork Drive                                                       1997
1345 Doolittle Drive                                                 1999-2002
800 Hollywood Avenue                                                      2002
Northland Center                                                     1997-2008
The Bank of Delaware Building                                        1997-2007
Brookdale Center                                                     1997-2015

Major Tenants

         The following list sets forth major tenants for certain Properties together with percentage of space used by such tenants:


            Properties                     Major Tenants                     Percentage of Leasable Space
    --------------------------             -------------                     ----------------------------
    Richland Mall                          Bon Ton Department Store                       46.2%
                                           Redner's Market                                30.1%

    16/18 Sentry Park West                 J&B Software                                   10.0%

    1345 Doolittle Drive                   Gruner & Jahr                                  44.1%
                                           National Distribution Agency                   23.5%
                                           Jay-N Company                                  18.6%

    Northland Center                       Hudson's Department Store                       (A)
                                           J.C. Penney                                     (A)
                                           Montgomery Ward                                 (A)
                                           Target                                          (A)

    The Bank of Delaware Building          PNC Bank                                       32.2%

    Brookdale Center                       J.C. Penney                                     (B)
                                           Sears                                           (B)
                                           Mervyn's                                        (B)
                                           Dayton's                                        (B)
                                           Kohl's                                          (B)
------------

(A) Hudson's Department Store, J.C. Penney, Montgomery Ward, and Target independently constructed and operate their stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores covering 511,509 square feet, 283,534 square feet, 117,750 square feet, and 116,222 square feet, respectively, are not included in the gross leasable area of the mall.

(B) Sears and Mervyn's owns their stores, the underlying land, and the parking fields adjacent to their stores. Dayton's, J.C. Penney and Kohl's ground lease the land underlying their stores, but own their buildings. Contributions by the stores for common area maintenance, real estate taxes, and HVAC costs are covered under separate agreements. These stores, covering 211,004 square feet, 138,279 square feet, 195,368 square feet, 150,589 square feet and 75,000 square feet, respectively, are not included in the gross leasable area of the mall.

All of the remaining Properties are leased in their entirety to their respective tenants.

Description of Properties

    1200 Whipple Road is a one-story warehouse/distribution property located in the Hayward-Fremont market area, approximately 25 miles southeast of San Francisco. At December 31, 1996, the property was 100% leased to Broadway Stores, Inc., under a lease which runs through August 2003. The property is described in the March 17 Supplement, which is included as an exhibit to this annual report.

    Richland Mall is a one-level enclosed mall located in Richland Township, Pennsylvania. Tenants include Bon Ton Department Store, Redner's Market Footlocker, and Radio Shack. At December 31, 1996, the Mall was approximately 95.0% leased with 9,062 square feet vacant. Excluding Bon Ton Department stores and Redner's Market, the two anchor stores, the Mall was 79.3% leased. Leases covering approximately 1.5%, 5.9% and 3.6% of the space are scheduled to expire in 1997, 1998 and 1999, respectively. Richland Mall is described in the Partnership's Current Report on Form 8-K dated July 19, 1988 (the "July Report"), which is included as an exhibit to this annual report.

    Richland Mall has suffered from the continued weakness of the retail sector. Additionally, the current design, which is essentially an enclosed community center, has been unsuccessful in this market. Over the past year, due to a decrease in mall traffic caused by this outdated design, a number of retailers have vacated the center. Additionally, the Clemens Market (25,988 square feet) vacated in November 1996, their lease having expired and their new store having been completed approximately 1 1/2 miles north of Richland. Wal-Mart, which has been attempting to enter this market for the past few years, has received zoning approval and intends to begin construction in April 1997. The Wal-Mart store is expected to open in November 1997.

    In an effort to strengthen Richland Mall's position in this market, management has embarked on a plan that will (i) address the physical drawbacks of the center and (ii) enhance tenant mix. Both of these goals, if achieved, are expected to increase the consumer appeal of the center, and thus, sales. The plan consists of three separate parts. The first part consists of releasing the vacant grocery store to a new tenant. This has been accomplished and a lease has been signed with Redner's Market ("Redner's"), a regional grocer. Redner's will take the Clemens space of approximately 26,000 square feet and also will take additional mall store space as well as common area, for a total store size of approximately
    55,000 square feet. In order to accommodate Redner's, CVS and Radio Shack will be moved to the front of the center. In doing this the remaining tenants will be terminated, leaving the center with two vacant spaces, measuring approximately 28,000 square feet and 19,000 square feet each.
    The larger space,
     located at the front of the center, is currently in lease negotiations with Ross Dress for Less, a national discount clothes retailer. The remaining smaller space is located generally behind the proposed Ross store. This space would only be attractive to a service type user, due to its poor visibility and access. Although a lease has been signed with Redner's, the lease is terminable by either Redner's or the landlord if the landlord does not obtain the required permit from the health department. The landlord believes it will obtain the required permit in the near future and that the lease will be binding on both parties.

     Upon completion of this project, Richland will no longer be an enclosed community center, as the mall common area will be converted to leased space. The tenant roster is expected to consist of Redner's, Bon-Ton, CVS, Radio Shack and Ross Dress for Less, all of which are strong, credit-worthy tenants with a proven ability to draw customers. The expenses associated with the property are expected to drop substantially upon completion of the project, as there will be no "mall" to clean, heat, and cool. Management believes that this is the best strategy for repositioning the center. The entire project is expected to be completed by the end of 1997.

     16/18 Sentry Park West are two four-story office buildings that together contain 186,243 rentable square feet. Tenants include Liberty Mutual Insurance Company and The Prudential Insurance Company. At December 31, 1996, the property was approximately 97.6% leased. Leases covering approximately 5.9%, 18.0% and 42.5% of the space are scheduled to expire in 1997, 1998 and 1999, respectively. The 16/18 Sentry Park West Property is described in the Partnership's Current Report on Form 8-K dated December 2, 1988, which is included as an exhibit to this annual report.

     701 Maple Lane, 733 Maple Lane and 7550 Plaza Court are three one-story office/warehouse buildings located in the Chicago metropolitan area. At December 31, 1996, the buildings were 100% leased. Tenants include Triangle Engineered Products, Co., Acme Window Covers and Hi Performance, Inc. These properties are described in the Partnership's Current Report on Form 8-K dated December 27, 1988 (the "December Report"), which is included as an exhibit to this annual report. One lease covering approximately 44.4% of the space is scheduled to expire in 1998.

     1850 Westfork Drive is a one-story warehouse/distribution facility located approximately 15 miles west of the Atlanta central business district. At December 31, 1996 the Property was 100% leased to Treadway Exports Limited ("Treadway"). The lease with Treadway commenced on September 1, 1992 and is for an initial term of three years with two renewal options for a total of an additional three years. On August 30, 1995, Treadway exercised the first renewal option for a term of two years. This lease will expire on August 30, 1997. The 1850 Westfork Drive Property is described in the December Report, which is included as an exhibit to this annual report.

     1345 Doolittle Drive is a one-story warehouse/distribution property located in San Leandro, California approximately one mile south of Oakland International Airport. At December 31, 1996, the property was 100% leased. Tenants include Gruner & Jahr Printing and Publishing, Stericycle, Inc., National Distribution Agency, Jay-N Company, and OKI Supply Company.

    Leases covering approximately 25.5% of the property expire in 1999. The 1345 Doolittle Drive Property is described in the Partnership's Current Report on Form 8-K dated May 18, 1989, which is included as an exhibit to the annual report.

    800 Hollywood Avenue is a one-story warehouse/office building located in Itasca, Illinois. The building contains 2,500 rentable square feet of office space and 47,837 rentable square feet of warehouse space. The property is 100% leased to Concentric, Inc. through May 31, 2002. The lease requires the tenant to pay 100% of real estate taxes, insurance, and certain maintenance costs.

    Northland Center, which was transferred to the Venture and Equitable by a deed in lieu of foreclosure on July 22, 1994, is a regional enclosed mall located in Southfield, Michigan. Tenants include Hudsons Department Store, J.C. Penney, Montgomery Ward and Target. As of December 31, 1996, the Center was approximately 79.9% leased (excluding the anchor stores).
    Leases covering approximately 2.3%, 15.6% and 2.2% of the space (excluding the anchor stores) are scheduled to expire in 1997, 1998 and 1999, respectively.

    On March 17, 1995, Equitable, the Venture and Dayton Hudson Corporation signed an agreement allowing Target to locate a store at Northland. Target is a division of Dayton Hudson, which currently operates a Hudson's Department Store at Northland. Equitable and the Venture agreed to expend funds in the amount of $1,700,000 (of which the Venture's share was approximately $1,200,000) to ready a site for the Target store and to partially demolish the Kohl's store and redemise the remaining portion of Kohl's into mall shops. Target built its own store, which opened in April 1996.

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

    The Bank of Delaware Building, which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994, is a seventeen story office building in Wilmington, Delaware. PNC Bank, a major tenant, occupies 102,808 square feet, or 32.7% of the building. PNC's lease expires in May 2005 and contains an option to renew. PNC's rent is substantially below market rates. As of December 31, 1996, the building was approximately 52.3% leased. Over the past year, management has removed asbestos from a number of the vacant floors in the building. Currently, approximately 34,000 square feet of the 149,802 square feet of vacant space still contain asbestos, removal of which is scheduled for 1997. The majority of deferred maintenance has been corrected, and thus contemplated capital expenditures in 1997 will generally be for asbestos abatement, tenant improvements in connection with actual leasing and leasing commissions. Leases covering approximately 1.0%, 0.2% and 3.7% are scheduled to expire in 1997, 1998 and 1999, respectively.

    Management has established an enhancement/stabilization and renovation program for the Bank of Delaware building. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further information regarding this renovation program.

    Brookdale Center, which was transferred to the Venture and Equitable on December 16, 1996, is a regional shopping mall located approximately five miles northwest of the central business district of Minneapolis, Minnesota. Anchor stores include J.C. Penney, Sears, Mervyn's, Dayton's and Kohl's.
    As of December 31, 1996, Brookdale Center was approximately 69.5% leased (excluding the anchor stores). Leases covering approximately 4.5%, 5.1% and 4.5% of the space are scheduled to expire in 1997, 1998 and 1999, respectively. See "-- Mortgage Loans Pursuant to Which the Venture Acquired Properties" for a discussion of the events leading to Equitable and the Venture's acquisition of Brookdale Center.

    Management took possession of Brookdale Center on December 16, 1996, and is currently evaluating future strategies with respect to the mall. The ground lease and operating covenant for Dayton's, a major department store and one of the mall anchors, has expired. The operating covenant for Sears, another anchor tenant, expires in May 1997. While neither of these tenants has indicated a desire to leave the center, substantial capital expenditures could be required to obtain new ground leases/covenants from these tenants. Management is also evaluating a renovation of the mall common area and a plan to retenant the approximately 30% mall store vacancy. No definitive course of action has been decided upon. A comprehensive plan for this property should be complete in the second or third quarter of 1997.

Outstanding Mortgage Loan

                                                    Principal   &
  Name, Location                                    Accrued Int.
  and Type of                   Date of             at Date of              Interest
     Property                  Investment           Investment                Rate               Maturity
  --------------------         ----------           ----------            ------------           --------
Jericho Village                 1/31/89               $6,000,000              10.25%             2/1/99
Weston, MA
apartment complex

         Jericho Village Loan is a first mortgage loan to the Wilcon Company secured by an apartment complex in Weston, Massachusetts. Interest-only payments on the loan in the amount of $51,250 are due monthly in arrears during the term of the loan, with the full principal amount of the loan due upon maturity of the loan on February 1, 1999. The borrower may prepay the loan in full subject to a prepayment penalty based on a yield maintenance formula, but not less than 2% of the principal balance of the loan. The property which secures the loan consists of 22 free-standing one and two-story apartment buildings, containing a total of 99 apartment units. At December 31, 1996 the property was approximately 99% leased. The Jericho Village Loan and the property which secures it are described in the December Report, which is included as an exhibit to this annual report.

Mortgage Loans Pursuant to which the Venture Acquired Properties

          Northland Zero Note was a first mortgage note secured by Northland Center, a regional enclosed mall which is located outside of Detroit, Michigan. The Venture acquired its 71.66% participation interest in 1988 from Equitable which held the remaining 28.34% interest. The Venture's participation interest had an estimated fair market value (including accrued interest) at the time of acquisition of $20,774,985. The borrower was Midwest. The note had an implicit interest rate of 10.2 % compounded semiannually with the Venture's portion of the principal and accrued interest totaling $42,882,504 due June 30, 1995. The note provided that the borrower could elect to pay interest currently; however, no interest was paid through July 22, 1994.

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

          Brookdale Zero Note was a first mortgage note secured by Brookdale Center, a regional shopping mall located approximately five miles northwest of the central business district of Minneapolis, Minnesota. The Venture acquired its 71.66% participation interest in 1988 from Equitable which held the remaining 28.34% interest. The Venture's participation interest had a fair value (including accrued interest) at the time of acquisition of $12,278,885. The borrower was Midwest. The note had an implicit interest rate of 10.2% compounded semiannually, with the Venture's portion of the principal and accrued interest totaling $25,345,353 due June 30, 1995.

          Management discontinued the accrual of interest relating to the Brookdale note beginning with the second quarter of 1995 as the accreted value of the mortgage approximated the estimated fair market value of the Brookdale Center. The Venture's share of the note plus accrued interest at the time was $24,730,409.

          An internal review of the property, performed for the Venture as of September 30, 1995, estimated the fair market value of Brookdale Center to be $30,000,000. The Venture recorded a valuation allowance of $3,232,210 to value its interest in the Brookdale Zero Note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the Center, or $21,498,199. This valuation allowance was presented on the consolidated balance sheets as a decrease in assets and partners' capital and on the consolidated statements of operations as a provision for impairment on zero coupon mortgage. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

          On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common pursuant to a Chapter 11 bankruptcy plan for Midwest that was approved by the Bankruptcy Court on November 25, 1996. The consideration for this transfer was (i) release of Midwest from its obligations under the Brookdale zero coupon note and (ii) payment to Midwest of $500,000, of which the Venture's portion was $358,303.

          An internal review of the property, performed for the Venture as of the date of transfer, estimated the fair market value of Brookdale Center to be $21,700,000, of which Venture's portion was $15,550,364. Following the transfer, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties and income and expenses were recorded from that date. The Venture recognized a loss of $6,211,644 to record Brookdale Center at its estimated fair market value. The Venture records its proportionate share of the assets, liabilities, revenues, and expenses of the undivided interest in Brookdale Center in accordance with the Participation Agreement dated March 3, 1988 between the Venture and Equitable, as amended on March 10, 1988, which is included as an exhibit to this annual report.

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

         On October 30, 1996, the plaintiffs in one of the class action suits previously filed against Midwest, Equitable and others filed a claim for equitable subordination against Equitable in the Midwest bankruptcy proceeding. The claim alleges, among other things, that Equitable breached a fiduciary duty to Midwest's investors and violated federal securities laws in connection with the initial sale of interests in Midwest and, as such, that Equitable should not be entitled to preferential treatment in bankruptcy court. On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable in a bankruptcy court proceeding free and clear of any claims that Midwest or any other creditors may have. Ultimate resolution of this claim is expected to have no effect on Brookdale Center or the Venture.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth a summary of the selected financial data for the Partnership for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.

                           1996             1995             1994               1993               1992
                           ----             ----             ----               ----               ----
Total Revenue          $1,562,188       $2,199,500       $2,909,580       $   596,866        $ 3,346,781

Net Income             $1,405,198       $2,024,609       $2,860,139          $578,581        $ 3,309,809

Total Assets          $33,087,819      $32,743,147      $31,940,356       $29,940,317        $30,728,554

         The above selected financial data for the years 1994 through 1996 should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         The Partnership has not established working capital reserves at any level. The Partnership may establish and maintain such working capital reserves as the General Partners, from time to time, determine are appropriate in light of the Venture's investments and other considerations. The

Partnership owns a 20% interest in the Venture. At December 31, 1996, the Venture owned interests in ten real properties, undivided interests in two real properties as a tenant in common with Equitable and one Mortgage Loan on a real property. Nine of the Properties were purchased at an aggregate cost of approximately $68.1 million. Two of the Properties, Northland Center and The Bank of Delaware Building (originally properties that secured a Zero Note and a Fixed-Rate Mortgage Loan, respectively), were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million and the estimated fair market value of the Bank of Delaware Building Mortgage Loan immediately preceding the transfer was approximately $8.5 million. Brookdale Center (originally a property that secured a Zero Note) was transferred to the Venture during December 1996 pursuant to a Chapter 11 bankruptcy plan for Midwest Real Estate Shopping Center, L.P. ("Midwest"), a publicly traded limited partnership (formerly Equitable Real Estate Shopping Centers, L.P.), the borrower. The estimated fair market value of the Venture's undivided interest in the Brookdale Loan immediately preceding the transfer was approximately $15.6 million. At December 31, 1996, the Venture also had approximately $25.3 million in cash and cash equivalents which is intended to be utilized primarily to fund the renovation work on the Bank of Delaware Building, to fund possible costs incurred to increase occupancy at Richland Mall, to fund capital improvements at the Venture's other Properties, to cover general working capital requirements, and to make distributions to the Venture's partners. These funds, in addition to reserves from future operations, may also be used to fund improvements deemed to be necessary on the Brookdale Center.

         All of the Venture's properties and the Mortgage Loan were acquired without mortgage indebtedness, and neither the Venture nor the Partnership has incurred any borrowings. All of the Venture's Properties and its Mortgage Loans are currently producing operating cash flow to the Venture which, net of expenses of the Venture and the establishment or increase of reserves, is distributable 20% to the Partnership and 80% to ML/EQ.

         Under the terms of the Brookdale Zero Note, which was secured by Brookdale Center, principal and interest in the aggregate amount of $35,368,572 was due on June 30, 1995, of which the Venture's portion was $25,345,353. Midwest defaulted on its obligation to repay the Brookdale Zero
Note in full on the maturity date.  Notice of default was given to Midwest.
For book purposes, beginning the second quarter of 1995, the Venture discontinued the accrual of interest on the Brookdale Zero Note as the accreted value of the mortgage approximated the estimated fair market value of Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books at the default rate of 19.0%.

         Additionally, Equitable and the Venture commenced foreclosure proceedings and a court-appointed receiver was named. The receiver was responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds were paid to Equitable and the Venture on account of the Zero Note. The Venture recorded cash received from the operations of Brookdale Center as interest income.

During 1996 and 1995, approximately $1,975,000 and $700,000, respectively were remitted under the terms of the receivership. The Venture's portion of these payments was approximately $1,415,000 and $502,000, respectively.

         As of September 30, 1995, an internal review of the Brookdale Center was performed for the Venture. Based on this review, the estimated fair market value of Brookdale Center was $30,000,000 at that date. The Venture recorded a valuation allowance of $3,232,210 to value the note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of Brookdale Center, or $21,498,199. The valuation allowance is presented on the consolidated balance sheets as a decrease in assets and partners' capital and on the consolidated statements of operations as a loss on write-down of zero coupon mortgage.

         In April, 1996 the Lender agreed in principal to a workout arrangement with Midwest on the Brookdale zero note under which Midwest filed for Chapter 11 bankruptcy protection and, with the support of Lender, submitted a plan or reorganization to the Bankruptcy Court for approval. The workout arrangement was memorialized in a nonbinding letter agreement dated April 11, 1996 (the "Letter Agreement") between Midwest and Equitable and approved by the Board of Directors of EREIM Managers Corp., the general partner of the Partnership, on behalf of the Venture.

         On June 20, 1996 Midwest filed a voluntary petition for Chapter 11 bankruptcy protection, as contemplated by the Letter Agreement, staying the Brookdale foreclosure proceeding and terminating the receivership arrangement. However, as further contemplated by the Letter Agreement, Midwest subsequently obtained Bankruptcy Court approval to retain the management company that had served as receiver prior to the bankruptcy filing as Brookdale's property manager.

         In addition, the Bankruptcy Court, with the agreement of Midwest and Lender, entered a cash collateral order as contemplated by the Letter Agreement, pursuant to which all positive cash flows from the property in excess of property- related expenses and certain administrative costs of the bankruptcy, not to exceed $25,000, were paid to the Lender during the bankruptcy. The Venture recorded cash received from the operation of Brookdale Center as interest income. During 1996, approximately $2,890,000 was remitted under the terms of the cash collateral order. The Venture's portion of these payments was approximately $2,071,000.

         On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable as tenants in common, pursuant to a Chapter 11 bankruptcy plan for Midwest that was approved by the Bankruptcy Court on November 25, 1996. The consideration for this transfer was (i) release of Midwest from its obligations under the Brookdale Zero Note and (ii) payment to Midwest of $500,000, of which the Venture's portion was $358,303. Following the purchase, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties and income and expenses were recorded from that date. The Venture recognized a loss of $6,211,644 to record Brookdale Center at the estimated fair market value. An internal review of the property, performed for the Venture as of the date of transfer, estimated the fair market value of Brookdale Center to be $21,700,000, of which Venture's portion was $15,550,364. Following the transfer, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties and income and expenses were recorded from that date. The Venture recognized a loss of $6,211,644 to record Brookdale Center at its estimated fair market value.

         Management of the Venture has established an enhancement/stabilization and renovation program for the Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.3 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, and approximately $800,000, $530,000 and $260,000 is expected to be incurred in 1997, 1998 and 1999, respectively. As of December 31, 1996, approximately $2.6 million of these costs had been expended. Approximately $159,000 in capital costs at the Bank of Delaware Building have been accrued but not paid as of December 31, 1996.

         Included in the estimated $4.3 million of renovation expenditures is approximately $2.3 million for asbestos abatement, of which approximately $1.6 million has been expended. Also included in the $4.3 million is $400,000 for sprinkler installation and $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. To date, approximately $170,000 remains to be expended for sprinkler installation, and approximately $150,000 remains to be spent on the interior portion of the common area upgrades. Management expects these upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $3.0 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of December 31, 1996, approximately $190,000 had been expended for tenant improvements. Tenant improvement costs of $2.8 million (excluding the $190,000 spent to date) are expected to be expended over the next few years to tenant the currently vacant space.

         For 1996, the Partnership's distributions received from the Venture totaled $600,000. In addition, the Partnership received payments totaling $368,002 in respect of the fee for providing the guarantee of minimum return pursuant to the Guarantee Agreement. The Partnership will continue to be entitled to the recurring portion of the Guarantee Fee at the rate of .35% of average annual adjusted capital contributions of BAC Holders. The Partnership currently distributes all or substantially all of its share of cash distributions from the Venture (as well as payments of the Guarantee Fee) to its partners and expects to continue to do so.

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

        Period Ended                 Date Paid                 Distribution per BAC
        ------------                 ---------                 --------------------
        December 31, 1990            February 28, 1991                 $ 0.25
        June 30, 1991                August 31, 1991                   $ 0.50
        December 31, 1991            February 28, 1992                 $ 0.50
        June 30, 1992                August 31, 1992                   $0.662
        December 31, 1992            February 28, 1993                 $ 0.40
        June 30, 1993                --                                $ 0.00
        December 31, 1993            February 28, 1994                 $ 0.10
        June 30, 1994                August 31, 1994                   $ 0.10
        December 31, 1994            February 28, 1995                 $ 0.15
        June 30, 1995                August 31, 1995                   $ 0.15
        December 31, 1995            February 29, 1996                 $ 0.10
        June 30, 1996                August 29, 1996                   $ 0.10
        December 31, 1996            February 28, 1997                 $ 0.15

         The distribution made on August 31, 1992 to holders of record as of June 30, 1992 includes a $0.162 distribution of Sale or Financing Proceeds associated with the termination of the lease with Saab-Scania of America, Inc. ("Saab") at 1850 Westfork Drive. ML/EQ withheld the distribution for the semiannual period that would have been made in August 1993. All of the distributions made in 1994, 1995, and 1996 constitute distributions of Sale or Financing Proceeds derived from a portion of the proceeds from the pay-off of the Mortgage Loan to the Second Merritt Seven Joint Venture (the "201 Merritt Seven Loan") on November 22, 1993. There were no distributions of Distributable Cash from operations during 1994, 1995 and 1996. The determination to withhold the 1994 distributions was based upon the then anticipated needs of the Venture to fund capital improvements to Northland Center in order to preserve the Venture's equity in the Northland Zero Note in addition to other working capital needs of the Venture. The determination to withhold the 1995 distributions was based on the likelihood of significant capital expenditures for the renovation of The Bank of Delaware Building as well as uncertainty regarding the level and timing of any expenditures relating to Brookdale Center. The determination to withhold the 1996 distributions was based on the needs of the Venture to fund significant capital expenditures for the renovation of The Bank of Delaware Building, costs incurred at Richland Mall to increase tenancy, and the Venture's pro rata share of costs incurred in connection with the Brookdale zero coupon mortgage note. The amounts of Distributable Cash will be dependent on the results of the Venture's and ML/EQ's operations.

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

         During 1994, 1995 and 1996, the Venture received approximately $499,000, $1,502,000, and $179,000 respectively, for early lease termination payments. These early lease termination payments are classified as Sale or Financing Proceeds and are being held as reserve for future improvements on the Properties. The amount and timing of distributions from Sale or Financing Proceeds depend upon payments of the Mortgage Loan and maturity schedules, the timing of disposition of Properties, as well as the need to allocate such funds to increase reserves.

         The Venture, ML/EQ, and the Partnership are all intended to be self-liquidating in nature, meaning that proceeds from the sale of properties or principal repayments of loans will not be reinvested but instead will be distributed to BAC Holders and partners, subject to certain limitations.

         The obligations of the Partnership under the Guaranty Agreement are nonrecourse as to Equitable but are recourse as to LP Corp. Equitable has entered into a Keep Well Agreement with LP Corp. which provides that Equitable will make capital contributions to LP Corp. in such amounts as to permit LP Corp. to pay its obligations with respect to the Guaranty Agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. Subject to the foregoing, the obligations of Equitable under the Keep Well Agreement as of December 31, 1996 are $244,905,999. The Keep Well Agreement provides that only LP Corp. and its successors will have the right to enforce Equitable's obligation thereunder. See "INVESTMENT GUARANTY AGREEMENT AND RELATED MATTERS."

         As of December 31, 1996, the cumulative minimum return (computed at 9.75% simple interest per annum on ML/EQ's Limited Partners' Adjusted Capital Contributions) was $92,031,083 plus the Limited Partners' Adjusted Capital Contributions. The guarantee amount is the Minimum Return reduced by the semiannual distributions of cash to the Limited Partners of ML/EQ, other than cash distributed to the Limited Partners as a result of Sale or Financing Proceeds, Guaranty Proceeds, and Liquidation Proceeds, as defined in ML/EQ's Partnership Agreement. As of December 31, 1996, the cumulative amount of cash distributions paid other than cash distributions paid as a result of Sale or Financing Proceeds to the BAC Holders and limited partners was $11,662,084. As of December 31, 1996, the cumulative amount of cash distributions paid as a result of Sale or Financing Proceeds received by the Venture was $4,675,667. Distributions constituting Sale or Financing Proceeds declared as of December 31, 1996, paid in February 1997, totaled $813,634. Assuming that the last property is sold on December 31, 2002, upon expiration of ML/EQ, the Partnership's maximum liability under the Guarantee Agreement as of December 31, 1996 is $244,905,999.

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

         The increase in investment in joint venture at December 31, 1996 as compared to December 31, 1995, resulted from the excess of equity in net income of the Venture over actual cash distributions from the Venture.

         The increase in EREIM LP Corp.'s and Equitable's capital accounts at December 31, 1996 as compared to December 31, 1995 is attributable to the respective shares of net income of the Partnership in excess of cash distributions by the Partnership to EREIM LP Corp. and Equitable.

         Inflation has been at relatively low levels during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership, the Venture or their investments. Over the past several years, the rate of inflation has exceeded the rate of rental rate growth in many of the Venture's properties. During the recent real estate downturn, rental rated dropped, indicating a negative growth rate. This negative growth appears to have ceased, and rental rates have stabilized in many of the Properties' markets. Real recovery in rental rates, if achieved at all, will likely occur over an extended period of time.

Results of Operations

         Equity in net income of the Venture decreased approximately $632,000 from 1996 to 1995 due to a decrease in the Venture's net income. The Venture's net income decreased as a result of a loss of approximately $6.2 million that was recorded during 1996 to record the Venture's undivided interest in Brookdale Center at its estimated fair market value compared to a valuation allowance of approximately $3.2 million that was recorded during 1995 to value the Brookdale Zero Note at an amount equal to the Venture's participation interest on the note multiplied by the estimated fair market value of Brookdale Center. Equity in net income of the Venture decreased approximately $693,000 from 1994 to 1995 due to a decrease in the Venture's net income. The Venture's net income decreased approximately $3.5 million primarily as a result of the valuation allowance of approximately $3.2 million established on the Brookdale Note.

         General and Administrative expenses decreased approximately $25,000 from 1995 to 1996 and increased approximately $21,000 from 1994 to 1995 due to the timing of the accrual and payment of audit and tax fees in 1996 compared to 1995 and 1995 compared to 1994, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are included in Item 14 of this annual report:

         EREIM LP ASSOCIATES


         Independent Auditors' Report

         Balance Sheets, December 31, 1996 and 1995

         Statements of Income for the years ended
           December 31, 1996, 1995 and 1994

         Statements of Partners' Capital for the years ended
           December 31, 1996, 1995 and 1994

         Statements of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994

         Notes to Financial Statements

         EML ASSOCIATES

         Independent Auditor's Report

         Balance Sheets, December 31, 1996 and 1995

         Statements of Operations for the years ended
           December 31, 1996, 1995, and 1994

         Statements of Partners' Capital for the years ended
           December 31, 1996, 1995, and 1994

         Statements of Cash Flows for the years ended
           December 31, 1996, 1995, and 1994

         Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.





                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The Partnership is a general partnership and has no directors or officers.

         For informational purposes only, certain information regarding LP Corp. and its directors and officers is set forth below.

         The names and titles of the directors and officers of LP Corp. as of March 15, 1997 are as follows:


Name                              Age              Office
----                              ---              ------
Harry D. Pierandri                52               Chairman of the Board
                                                   President, Chief Executive
                                                   Officer and Director

Joyce R. Frater                   50               Vice President, Director
                                                   and Treasurer

B. Stanton Breon                  37               Director

Janet E. Hannon                   60               Secretary



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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The Partnership has not issued any voting securities. There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in change in control of the Partnership. Certain information regarding ownership of BACs is set forth under Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Annual Report on Form 10-K of ML/EQ for the fiscal year ended December 31, 1996, which is filed as an exhibit to this annual report and incorporated herein by reference.

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
the pages indicated:


                                                                               Page
                                                                               ----
EREIM LP ASSOCIATES
-------------------
     Independent Auditors' Report   . . . . . . . . . . . . . . . . . . .      F-2

     Balance Sheets, December 31, 1996 and 1995   . . . . . . . . . . . .      F-3

     Statements of Income for the years ended
       December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . .      F-4

     Statements of Partners' Capital for the years ended
       December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . .      F-5

     Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . .      F-6

     Notes to Financial Statements  . . . . . . . . . . . . . . . . . . .      F-7

EML ASSOCIATES                                                                 Page
--------------                                                                 ----

     Independent Auditor's Report   . . . . . . . . . . . . . . . . . . .      F-14

     Balance Sheets, December 31, 1996 and 1995   . . . . . . . . . . . .      F-15

     Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . .      F-16

     Statements of Partners' Capital for the years ended
       December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . .      F-17

     Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . .      F-18

     Notes to Financial Statements  . . . . . . . . . . . . . . . . . . .      F-20

         2. The following audited financial statement schedules are filed with this report on the pages indicated:

                                                                        Page
                                                                        ----
                 Supplemental Schedules:
                 Real Estate and Accumulated Depreciation
                   as of December 31, 1996 and for the years
                   ended December 31, 1996, 1995 and
                   1994 (Schedule III)  . . . . . . . . . . . . . . . . .  F-28

                 Mortgage Loans on Real Estate as of
                   December 31, 1996 and for the years
                   ended December 31, 1996, 1995 and
                   1994 (Schedule IV) . . . . . . . . . . . . . . . . . .  F-29

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

         10.     Material Contracts.

                 (a) Form of Beneficial Assignee Certificate (incorporated by reference to Exhibit 10(a) to Pre- Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33- 11064)).

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

27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

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

                 (i) Amendment to Joint Venture Agreement dated as of January 1, 1997 between ML/EQ Real Estate Portfolio, L.P. and EREIM LP Associates

                                   SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1997.


                                   EREIM LP ASSOCIATES


                                   By:  EREIM LP CORP.  (General
                                        Partner)


                                        By: /s/ Harry D. Pierandri
                                            ----------------------------
                                            HARRY D. PIERANDRI
                                            President

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.



                                        Chairman of the Board of, President,
                                        Chief Executive Officer and
                                        Director (Principal Executive
                                        Officer)
/s/ Harry D. Pierandri                  of EREIM LP Corp.
-----------------------------------
HARRY D. PIERANDRI


                                        Vice President and Director
/s/ Joyce R. Frater                     of EREIM LP Corp.
-----------------------------------
JOYCE R. FRATER



/s/ B. Stanton Breon                    Director of EREIM LP Corp.
-----------------------------------
B. STANTON BREON

EREIM LP ASSOCIATES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                     PAGE

        INDEPENDENT AUDITORS' REPORT                                 F-2
        FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995
         AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994:
         Balance Sheets                                              F-3
         Statements of Income                                        F-4
         Statements of Partners' Capital                             F-5
         Statements of Cash Flows                                    F-6
         Notes to Financial Statements                               F-7

INDEPENDENT AUDITORS' REPORT

EREIM LP Associates:

We have audited the accompanying balance sheets of EREIM LP Associates (the "Partnership") as of December 31, 1996 and 1995 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                           Deloitte & Touche LLP



Atlanta, Georgia
February 6, 1997

EREIM LP ASSOCIATES

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
------------------------------------------------------------------------------


                                                                   1996                   1995
ASSETS

Cash                                                           $     10,000           $     10,000
Guaranty fee receivable from affiliate (Notes 3 and 4)              182,980                186,074
Investment in Joint Venture, at equity (Note 5)                  32,894,839             32,547,073
                                                               ------------           ------------

                                                               $ 33,087,819           $ 32,743,147
                                                               ============           ============


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Deferred guaranty fee (Notes 3 and 4)                        $  1,497,086           $  1,746,601
  Due to affiliates                                                   5,260                  9,033
  Accrued liabilities                                                22,712                 24,584
                                                               ------------           ------------

      Total liabilities                                           1,525,058              1,780,218

PARTNERS' CAPITAL:
  General partners:
    Equitable                                                    32,548,098             32,198,220
    EREIM LP Corp.                                                 (985,337)            (1,235,291)
                                                               ------------           ------------

      Total partners' capital                                    31,562,761             30,962,929
                                                               ------------           ------------

                                                               $ 33,087,819           $ 32,743,147
                                                               ============           ============


See notes to financial statements.

EREIM LP ASSOCIATES

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
-----------------------------------------------------------------------------


                                                         1996              1995                 1994
REVENUE:
  Equity in net income of Joint Venture (Note 5)     $  947,766          $1,579,979          $2,272,880
  Guaranty fee from affiliate (Notes 3 and 4)           614,422             619,521             623,908
  Miscellaneous income                                   12,792
                                                     ----------          ----------           ----------

      Total revenue                                   1,562,188           2,199,500           2,909,580

EXPENSES:
  Advisory fees                                         126,811             119,830              15,455
  General and administrative                             30,179              55,061              33,986
                                                     ----------          ----------          ----------

      Total expenses                                    156,990             174,891              49,441
                                                     ----------          ----------          ----------

NET INCOME                                           $1,405,198          $2,024,609          $2,860,139
                                                     ==========          ==========          ==========



See notes to financial statements.

EREIM LP ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
-------------------------------------------------------------------------------

                                                                            EREIM
                                                     EQUITABLE              LP CORP.           TOTAL

BALANCE - December 31, 1993                         $29,452,958         $(1,758,271)        $27,694,687

  Capital contributions                                  48,946                 495              49,441
  Distributions to partners                            (281,200)           (378,826)           (660,026)
  Net income                                          2,213,869             646,270           2,860,139
                                                     ----------          ----------          ----------

BALANCE - December 31, 1994                          31,434,573          (1,490,332)         29,944,241

  Capital contributions                                 139,860               1,413             141,273
  Distributions to partners                            (767,250)           (379,944)         (1,147,194)
  Net income                                          1,391,037             633,572           2,024,609
                                                     ----------          ----------          ----------

BALANCE - December 31, 1995                          32,198,220          (1,235,291)         30,962,929

  Capital contributions                                 161,010               1,626             162,636
  Distributions to partners                            (594,000)           (374,002)           (968,002)
  Net income                                            782,868             622,330           1,405,198
                                                     ----------          ----------          ----------

BALANCE - December 31, 1996                         $32,548,098          $ (985,337)        $31,562,761
                                                    ===========          ==========         ===========


See notes to financial statements.

EREIM LP ASSOCIATES

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
------------------------------------------------------------------------------


                                                        1996                1995                1994
OPERATING ACTIVITIES:
  Net  income                                        $1,405,198          $2,024,609          $2,860,139
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Equity in net income of Joint Venture              (947,766)         (1,579,979)         (2,272,880)
    Distributions from Joint Venture                    600,000             775,000             271,249
    Decrease in deferred guaranty fee                  (249,515)           (249,514)           (249,515)
    (Decrease) increase in due to affiliates             (3,773)              9,033
    (Decrease) increase in accrued liabilities           (1,872)             24,584
    Decrease in guaranty fee receivable from
      affiliate                                           3,094               2,188               1,592
                                                     ----------          ----------           ----------

        Net cash provided by operating activities       805,366           1,005,921             610,585

FINANCING ACTIVITIES:
  Contributions from partners                           162,636             141,273              49,441
  Distributions to partners                            (968,002)         (1,147,194)           (660,026)
                                                     ----------          ----------          ----------

        Net cash used in financing activities          (805,366)         (1,005,921)           (610,585)
                                                     ----------          ----------          ----------

NET CHANGE IN CASH                                         --                  --                  --

CASH:
  Beginning of year                                      10,000              10,000              10,000
                                                     ----------          ----------          ----------

  End of year                                        $   10,000          $   10,000          $   10,000
                                                     ==========          ==========          ==========


See notes to financial statements.

EREIM LP ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1996 AND 1995 AND FOR THE
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
--------------------------------------------------------------------------------
1.   ORGANIZATION

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

3.   GUARANTY AGREEMENT

     The Partnership has entered into a guaranty agreement with the Venture to provide a minimum return to ML/EQ's limited partners on their capital contributions. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1996, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the guaranty agreement as of December 31, 1996 is limited to $244,905,999 plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to Equitable. Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) 2% of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations to make capital contributions to EREIM LP Corp. to pay its obligation with respect to the guaranty agreement.

     Capital contributions by the BAC Holders totaled $108,484,500. As of December 31, 1996, the cumulative 9.75% simple annual return was $92,031,083. As of December 31, 1996, cumulative distributions by ML/EQ to the BAC Holders totaled $16,337,751 of which $11,662,084 is attributable to income from operations and $4,675,667 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. Another $813,634 in capital proceeds was distributed to the BAC Holders in February 1997. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to meet the specified minimum return, any shortfall will be funded by the guaranty.

     Effective as of January 1, 1997, ML/EQ entered into an amendment to the Joint Venture Agreement of the Venture between ML/EQ and the Partnership pursuant to which the Partnership agreed to defer, without interest, its rights to receive 20% of the Venture's distributions of Sale or Financing Proceeds until ML/EQ has received aggregate distributions from the Venture in an amount equal to the capital contributions made to ML/EQ by the BAC holders plus a noncompounded cumulative return computed at the rate of 9.75% per annum on contributions outstanding from time to time. Prior to the amendment, the Partnership had a right to receive 20% of all of the Venture's distribution of Sale or Financing Proceeds on a pari passu basis with ML/EQ. The amendment will have the effect of accelerating the return of original contributions to BAC holders to the extent that Sale and Financing Proceeds are realized prior to the dissolution of ML/EQ.

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

     On May 3, 1988, ML/EQ had its second and final investor closing. ML/EQ contributed $14,965,119 to the Venture. The Partnership contributed zero coupon mortgage notes to the Venture in the amount of $3,741,280 including accrued interest. The Venture purchased an additional $935,320 of zero coupon mortgage notes from Equitable to bring the total amount of zero coupon mortgage notes owned by the Venture to $33,053,870 including accrued interest as of the dates of acquisition. One of the zero notes was accounted for as a deed in lieu of foreclosure by the Venture on July 22, 1994. The remaining note was due on June 30, 1995. The borrower defaulted on its obligation to repay the loan, and the collateral, Brookdale Center, was transferred to Equitable and the Venture on December 16, 1996 as tenants in common, pursuant to a Chapter 11 bankruptcy plan of reorganization filed with the Bankruptcy Court by the borrower.

   The financial position and results of operations of the Venture are summarized as follows:

   SUMMARY OF FINANCIAL POSITION
   DECEMBER 31, 1996 AND 1995:

                                                                   1996                   1995
Assets:
  Rental properties                                            $145,197,804            126,336,402
  Accumulated depreciation                                      (15,886,436)           (12,421,010)
                                                                -----------            -----------

    Net rental properties                                       129,311,368            113,915,392

  Zero coupon mortgage note receivable, net of
    valuation allowance                                          21,498,199
  Mortgage loan receivable                                        6,000,000              6,000,000
  Cash and cash equivalents                                      25,329,713             19,734,941
  Accounts receivable and accrued investment income               3,532,898              3,446,102
  Deferred rent concessions                                       2,178,371              2,030,727
  Deferred leasing costs                                          1,167,420                713,979
  Prepaid expenses and other assets                                 683,920                495,509
  Interest income receivable                                        111,134                140,921
                                                                -----------            -----------

                                                               $168,314,824            167,975,770
                                                               ============            ===========


Liabilities and equity:
  Accounts payable and accrued real estate expenses            $  2,194,256              2,115,576
  Accrued capital expenditures                                    1,120,796              2,647,092
  Security deposits and unearned rent                               525,578                477,737
  Joint venturers' equity                                       164,474,194            162,735,365


                                                               $168,314,824            167,975,770
                                                               ============            ===========

Partnership's share of Joint Venture equity                    $ 32,894,839             32,547,073
                                                               ============            ===========

   SUMMARY STATEMENTS OF OPERATIONS
   YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994:

                                                        1996               1995                1994
Revenue:
  Rental income                                     $20,700,739         $21,137,579         $22,512,719
  Lease termination income                              179,149           1,502,020             498,691
  Interest on loans receivable                        4,101,334           1,734,586           2,910,707
                                                     ----------          ----------          ----------

        Total revenue                                24,981,222          24,374,185          25,922,117

Operating expenses:
  Real estate operating expenses                      8,254,939           8,231,795           9,649,243
  Depreciation and amortization                       4,044,983           3,129,283           2,185,362
  Real estate taxes                                   2,365,348           2,437,099           2,691,844
  Property management fees                              477,385             507,820             476,905
  Loss on write-down of zero coupon
    mortgage notes                                    6,211,644           3,232,210
  Loss on write-down of other real
    estate assets                                                                               379,895
                                                     ----------          ----------          ----------

        Total operating expenses                     21,354,299          17,538,207          15,383,249
                                                     ----------          ----------          ----------

Income from property operations                       3,626,923           6,835,978          10,538,868

Other income (expense):
  Interest and other nonoperating income              1,115,979           1,068,026             831,587
  General and administrative                             (4,073)             (4,110)             (6,053)
                                                     ----------          ----------          ----------

        Total other income                            1,111,906           1,063,916             825,534
                                                     ----------          ----------          ----------

        Net income                                  $ 4,738,829         $ 7,899,894         $11,364,402
                                                    ===========         ===========         ===========

Partnership's share of equity in net income
  of Joint Venture                                  $   947,766         $ 1,579,979         $ 2,272,880
                                                    ===========         ===========         ===========

6.   TAXABLE NET INCOME AND TAX NET WORTH

     The following is a reconciliation of the Partnership's financial net income to taxable net income and a reconciliation of partner's capital for financial reporting purposes to net worth on a tax basis:

                                                                       DECEMBER 31,
                                                    ----------------------------------------------------
                                                         1996               1995                1994
Financial net income                                 $ 1,405,198          $ 2,024,609         $ 2,860,139
Book to tax difference on guaranty
  fee income                                            (249,514)            (249,514)           (249,515)
Net book to tax difference from
  Joint Venture                                         (421,694)             659,751          (1,786,415)
                                                     -----------          -----------          ----------

      Taxable net income                             $   733,990          $ 2,434,846         $   824,209
                                                     ===========          ===========         ===========


Capital balance, financial reporting                 $31,562,761          $30,962,929         $29,944,241
Cumulative book to tax difference on
  guaranty fee income                                    681,893              931,407           1,180,921
Cumulative book to tax income
  differences from Joint Venture                         268,412              690,106              30,355
                                                     -----------          -----------          ----------

      Net worth, tax basis                           $32,513,066          $32,584,442         $31,155,517
                                                     ===========          ===========         ===========

EML ASSOCIATES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                          PAGE

INDEPENDENT AUDITORS' REPORT                                              F-14

FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995
   AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

   Balance Sheets                                                         F-15

   Statements of Operations                                               F-16

   Statements of Partners' Capital                                        F-17

   Statements of Cash Flows                                               F-18

   Notes to Financial Statements                                          F-20

SUPPLEMENTAL SCHEDULES AS OF DECEMBER 31, 1996
   AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995,
   AND 1994:

   Schedule III - Real Estate and Accumulated Depreciation                F-28

   Schedule IV - Mortgage Loans on Real Estate                            F-29

INDEPENDENT AUDITORS' REPORT


EML Associates:

We have audited the accompanying balance sheets of EML Associates (the "Venture") as of December 31, 1996 and 1995 and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the table of contents as supplemental schedules. These financial statements and the supplemental schedules discussed below are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of EML Associates at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such supplemental schedules, when considered in relation to the basic financial statements, present fairly in all material respects the information shown therein.



February 6, 1997


                                                      Deloitte & Touche LLP

EML ASSOCIATES

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

ASSETS                                                                        1996                 1995
                                                                              ----                 ----
REAL ESTATE INVESTMENTS:
  Rental properties, net of accumulated depreciation  (Note 3)           $129,311,368          $113,915,392
  Zero coupon mortgage note receivable, net of valuation
    allowance (Note 4)                                                                           21,498,199

  Mortgage loan receivable (Note 5)                                         6,000,000             6,000,000
                                                                          -----------           -----------

      Total real estate investments                                       135,311,368           141,413,591

OTHER ASSETS:
  Cash and cash equivalents                                                25,329,713            19,734,941
  Accounts receivable and accrued investment income,
    net of allowance for doubtful accounts of $748,994
    in 1996 and $460,313 in 1995                                            3,532,898             3,446,102
  Deferred rent concessions                                                 2,178,371             2,030,727
  Deferred leasing costs, net of accumulated amortization
    of $604,828 in 1996 and $393,867 in 1995                                1,167,420               713,979
  Prepaid expenses and other assets                                           683,920               495,509
  Interest income receivable                                                  111,134               140,921
                                                                         ------------          ------------

      Total other assets                                                   33,003,456            26,562,179
                                                                         ------------          ------------

                                                                         $168,314,824          $167,975,770
                                                                         ============          ============

LIABILITIES AND PARTNERS  CAPITAL

LIABILITIES:
  Accounts payable and accrued real estate expenses                      $  2,194,256          $  2,115,576
  Accrued capital expenditures                                              1,120,796             2,647,092
  Security deposits and unearned rent                                         525,578               477,737
                                                                         ------------          ------------

      Total liabilities                                                     3,840,630             5,240,405

COMMITMENTS AND CONTINGENCIES (Note 6)

PARTNERS' CAPITAL                                                         164,474,194           162,735,365
                                                                         ------------          ------------

                                                                         $168,314,824          $167,975,770
                                                                         ============          ============

See notes to financial statements.

EML ASSOCIATES

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
------------------------------------------------------------------------------

                                                       1996                1995                1994
                                                    -----------         -----------         -----------
REVENUE:
  Rental income (Note 8)                            $20,700,739         $21,137,579         $22,512,719
  Lease termination income (Note 8)                     179,149           1,502,020             498,691
  Interest on loans receivable (Note 4)               4,101,334           1,734,586           2,910,707
                                                     ----------         -----------         -----------

      Total revenue                                  24,981,222          24,374,185          25,922,117

OPERATING EXPENSES:
  Real estate operating expenses                      8,254,939           8,231,795           9,649,243
  Depreciation and amortization                       4,044,983           3,129,283           2,185,362
  Real estate taxes                                   2,365,348           2,437,099           2,691,844
  Property management fees (Note 7)                     477,385             507,820             476,905
  Loss on write-down of zero coupon mortgage
    (Note 4)                                          6,211,644           3,232,210
  Loss on write-down of other real estate assets
    (Note 5)                                                                                    379,895
                                                     ----------          ----------          ----------

      Total operating expenses                       21,354,299          17,538,207          15,383,249
                                                     ----------          ----------          ----------

INCOME FROM PROPERTY OPERATIONS                       3,626,923           6,835,978          10,538,868

OTHER INCOME (EXPENSE):
  Interest and other nonoperating income              1,115,979           1,068,026             831,587
  General and administrative                             (4,073)             (4,110)             (6,053)
                                                     ----------          ----------          ----------

      Total other income                              1,111,906           1,063,916             825,534
                                                     ----------          ----------          ----------

NET INCOME                                           $4,738,829          $7,899,894         $11,364,402
                                                     ----------          ----------         -----------


See notes to financial statements.

EML ASSOCIATES

STATEMENTS OF PARTNERS CAPITAL
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
-----------------------------------------------------------------------------

                                                                              ML/EQ
                                                      EREIM LP             Real Estate
                                                     Associates           Portfolio, L.P.       Total
                                                     ----------           ---------------       -----
BALANCE - December 31, 1993                          $29,740,463          $118,961,851        $148,702,314

  Net income                                           2,272,880             9,091,522          11,364,402
  Cash distributions                                    (271,249)           (1,084,996)         (1,356,245)
                                                     -----------          ------------        ------------

BALANCE - December 31, 1994                           31,742,094           126,968,377         158,710,471

  Net income                                           1,579,979             6,319,915           7,899,894
  Cash distributions                                    (775,000)           (3,100,000)         (3,875,000)
                                                     -----------          ------------        ------------

BALANCE - December 31, 1995                           32,547,073           130,188,292         162,735,365

  Net income                                             947,766             3,791,063           4,738,829
  Cash distributions                                    (600,000)           (2,400,000)         (3,000,000)
                                                     -----------          ------------        ------------

BALANCE - December 31, 1996                          $32,894,839          $131,579,355        $164,474,194
                                                     ===========          ============        ============

See notes to financial statements.

EML ASSOCIATES

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
--------------------------------------------------------------------------------

                                                        1996                1995                1994
                                                        ----                ----                ----

OPERATING ACTIVITIES:
  Tenant rentals received                            20,889,645          $20,922,265         $21,824,036
  Interest received                                   5,247,100            2,122,704           1,455,296
      Cash received from operations                  26,136,745           23,044,969          23,279,332

  Cash paid for operating activities                (11,492,967)         (10,826,016)        (11,661,813)
                                                     -----------         -----------         -----------

      Net cash provided by operating activities      14,643,778           12,218,953          11,617,519

INVESTING ACTIVITIES:
  Purchases and additions to rental properties       (5,350,466)          (7,884,868)         (9,591,521)
  Expenditures for deferred leasing costs              (698,540)            (450,045)           (379,375)
  Proceeds from other real estate assets                                                         620,105
                                                     ----------          -----------          ----------

      Net cash used in investing activities          (6,049,006)          (8,334,913)         (9,350,791)

FINANCING ACTIVITY - Cash distributions
  to General Partners                                (3,000,000)          (3,875,000)         (1,356,245)
                                                     ----------          -----------          ----------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                         5,594,772                9,040             910,483

CASH AND CASH EQUIVALENTS:
  Beginning of year                                  19,734,941           19,725,901          18,815,418
                                                     ----------          -----------         -----------

  End of year                                        25,329,713           19,734,941         $19,725,901
                                                     ==========          ===========         ===========


                                                                     (Continued)

EML ASSOCIATES

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
----------------------------------------------------------------------------

                                                        1996                1995                1994
                                                        ----                ----                ----
RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME                                           $4,738,829           7,899,894          $11,364,402

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
  Depreciation and amortization                       4,044,983           3,129,283            2,185,362
  Loss on write-down of zero coupon mortgage          6,211,644           3,232,210
  Loss on write-down of other real estate assets        379,895
  Changes in assets (increase) decrease:
    Interest accrual on zero coupon mortgage notes     (614,944)         (2,283,631)
    Interest receivable                                  29,787             (56,075)              36,330
    Accounts receivable and accrued investment income   129,517          (1,449,518)          (1,197,729)
    Prepaid expenses and other assets                   (31,760)            104,121             (375,094)
    Deferred rent concessions                          (147,644)           (278,299)            (239,328)
  Changes in liabilities increase (decrease):
    Accounts payable and accrued real estate expenses  (359,462)            260,828            1,537,326
    Security deposits and unearned rent                  27,884              (8,547)             209,986
                                                     ----------         -----------         ------------
      Total adjustments                               9,904,949           4,319,059              253,117
                                                     ----------         -----------         ------------

      Net cash provided by operating activities      14,643,778         $12,218,953         $ 11,617,519
                                                     ==========         ===========         ============

SUPPLEMENTAL INFORMATION REGARDING NONCASH INVESTING ACTIVITIES:
  The Venture accrued $1,120,796 and $2,647,092 in capital expenditures that were not paid before December 31, 1996 and 1995, respectively.

  The Venture reclassified $15,550,364 relating to Brookdale Center from zero coupon mortgage note receivable to rental properties as a result of Brookdale Center being conveyed to the Venture and Equitable on December 16, 1996.

  The Venture reclassified $27,517,363 relating to Northland Center from other real estate assets to rental properties as a result of the deed in lieu of foreclosure transaction executed on July 22, 1994.

  During 1994, the Venture took a $1,000,000 write-down on other real estate assets which reduced other real estate assets relating to The Bank of Building to $8,500,000. On November 15, 1994, a deed in lieu of foreclosure was executed resulting in a reclassification of the remaining $8,500,000 from other real estate assets to rental properties.


See notes to financial statements.

                                                                    (Concluded)

EML ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1996 AND 1995 AND FOR THE
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
--------------------------------------------------------------------------------


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

      Pro-rata Consolidation - The Venture records its proportionate share of the assets, liabilities, revenues, and expenses of the undivided interests in Northland Center and Brookdale Center.

      Rental Properties - Rental properties are stated at cost. Cost is allocated between land and buildings based upon preacquisition appraisals of each property. The Venture has adopted Statement of Financial Accounting Standards ("SFAS") 121, "Impairment of Long-Lived Assets." Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from sale of property. In the event such sum is less than the depreciated cost of the property, the property will be written down to estimated fair market value.

      Depreciation - Depreciation of buildings and building improvements is provided using the straight-line method over estimated useful lives of five to forty years. Tenant improvements are amortized using the straight-line method over the life of the related lease.

      Rental Income - Rental income is recognized on a straight-line basis over the terms of the leases.

      Zero Coupon Mortgage Note Receivable - During 1995, the Venture adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118. The Venture measures impairment of the zero coupon mortgage note receivable based upon the estimated fair market value of the underlying collateral. If the Venture's portion of the estimated fair market value of the collateral declines below the recorded investment in the loans, impairment will be recognized through the creation of a valuation allowance. The Venture records interest received on the cash method (Note 4).

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

      Reclassifications - Certain prior year amounts have been reclassified to conform with the 1996 presentation.

      Fair Value of Financial Instruments - Management has reviewed the various assets and liabilities of the Venture in accordance with the SFAS 107, "Disclosures about Fair Value of Financial Instruments," (which is not applicable to real estate assets). Management has concluded that the estimated fair market value of the Venture's financial instruments, including the mortgage loan receivable, have terms such that the carrying value approximates the estimated fair market value.

3 .   RENTAL PROPERTIES

      As of December 31, 1996, the Venture's rental properties consisted of the following:


Office                                                                                      Square Feet              Leased
------                                                                                      -----------            ----------
  16 and 18 Sentry Park West          Montgomery County, Pennsylvania                         186,243                  98%
  The Bank of Delaware Building       Wilmington, Delaware                                    314,313                  52%

Industrial
  1200 Whipple Road                   Union City, California                                  257,500                 100%
  701 and 733 Maple Lane              Bensenville, Illinois                                    81,750                 100%
  7550 Plaza Court                    Willowbrook, Illinois                                    49,500                 100%
  800 Hollywood Avenue                Itasca, Illinois                                         50,337                 100%
  1850 Westfork Drive                 Lithia Springs, Georgia                                 103,505                 100%
  1345 Doolittle Drive                San Leandro, California                                 326,414                 100%

Retail
  Richland Mall                       Richland Township, Pennsylvania                         182,577                  95%
  Northland Center                    Southfield, Michigan                                    552,992                  80%
  Brookdale Center                    Brooklyn Center, Minnesota                              200,184                  70%


      The costs related to the rental properties are summarized below.

                                                                           1996                   1995
                                                                           ----                   ----
        Land                                                           $ 27,551,185           $ 24,441,111
        Buildings and improvements                                      117,646,619            101,895,291
                                                                       ------------           ------------

            Total                                                       145,197,804            126,336,402
        Accumulated depreciation                                        (15,886,436)           (12,421,010)
                                                                        -----------            -----------

            Net rental properties                                      $129,311,368           $113,915,392
                                                                       ------------           ------------

        Office                                                         $ 40,714,046           $ 38,972,689
        Retail                                                           73,447,730             56,662,049
        Industrial                                                       31,036,028             30,701,664
                                                                       ------------           ------------

            Total                                                       145,197,804            126,336,402
        Accumulated depreciation                                        (15,886,436)           (12,421,010)
                                                                        -----------            -----------

            Net rental properties                                      $129,311,368           $113,915,392
                                                                       ============           ============


4.    ZERO COUPON MORTGAGE NOTES RECEIVABLE

      Brookdale Center

      The Venture held a 71.66% participation interest in a zero coupon mortgage note. The property which secured this first mortgage note is Brookdale Center which is located outside of Minneapolis, Minnesota. The Venture acquired its participation interest in 1988 from Equitable which held the remaining 28.34% interest. The Venture's participation interest had an estimated fair market value (including accrued interest) at the time of acquisition of $12,278,885. The borrower was Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership, (formerly Equitable Real Estate Shopping Centers, L.P.). The note had an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the entire amount of principal and accrued interest totaling $25,345,353 due on June 30, 1995.

      Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default was given to Midwest. For book purposes, beginning with the second quarter of 1995, Management discontinued the accrual of interest on the Brookdale zero note as the accreted value of the mortgage approximated the estimated fair market value of the Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale zero note at the default rate of 19.0%. Equitable and the Venture (collectively referred to as "Lender") commenced foreclosure by advertisement proceedings and a court-appointed receiver was named. The receiver was responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds were paid to Lender on account of the Brookdale zero note. The Venture recorded cash received from the operation of Brookdale Center on a cash basis as interest income. During 1996 and 1995, approximately $1,975,000 and $700,000, respectively, was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $1,415,000 and $502,000, respectively.

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

      In April 1996, the Lender agreed in principle to a workout arrangement with Midwest on the Brookdale zero note under which Midwest would file for Chapter 11 bankruptcy protection and, with the support of Lender, submit a plan of reorganization to Bankruptcy Court for approval. The workout arrangement was memorialized in a nonbinding letter agreement dated April 11, 1996 (the "Letter Agreement") between Midwest and Equitable and approved by the Board of Directors of EREIM Managers Corp., the general partner of the Partnership, on behalf of the Venture.

      On June 20, 1996 Midwest filed a voluntary petition for Chapter 11 bankruptcy protection, as contemplated by the Letter Agreement, staying the Brookdale foreclosure proceeding and terminating the receivership arrangement. As further contemplated by the Letter Agreement, Midwest subsequently obtained Bankruptcy Court approval to retain the management company that had served as receiver prior to the bankruptcy filing as Brookdale's property manager.

      In addition, the Bankruptcy Court, with the agreement of Midwest and Lender, entered a cash collateral order as contemplated by the Letter Agreement, pursuant to which all positive cash flow generated by the property in excess of property-related expenses and certain administrative costs of the bankruptcy, not to exceed $25,000, was paid to the Lender during the bankruptcy. The Venture recorded cash received from the operation of Brookdale Center as interest income. During 1996, approximately $2,890,000 was remitted under the terms of the cash collateral order. The Venture's portion of these payments was approximately $2,071,000.

      On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common, pursuant to a Chapter 11 bankruptcy plan for Midwest that was approved by the Bankruptcy Court on November 25, 1996. The consideration for this transfer was (i) release of Midwest from its obligations under the Brookdale Zero Note and (ii) payment to Midwest of $500,000, of which the Venture's portion was $358,303. An internal review of the property, performed for the Venture as of the date of transfer, estimated the fair market value of the Brookdale Center to be $21,700,000, of which the Venture's portion was $15,550,364. Following the transfer, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties and income and expenses were recorded from that date. The Venture recognized a loss of $6,211,644 to record Brookdale Center at its estimated fair market value.

      Northland Center

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

6.    GUARANTY AGREEMENT

      EREIM LP Associates has entered into a guaranty agreement with the Venture to provide a minimum return to ML/EQ's limited partners on their capital contributions. The Venture has assigned its rights under the guaranty agreement to ML/EQ. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners of ML/EQ, will enable ML/EQ to provide their limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, calculated from the dates of ML/EQ's investor closings at which investors acquired their

      Beneficial Assignee Certificates ("BACs"). The BACs evidence the economic rights attributable to limited partnership interests in ML/EQ. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1996, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture and is also subject to certain other limitations set forth in ML/EQ's prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of ML/EQ, the maximum liability of EREIM LP Associates under the guaranty agreement as of December 31, 1996 is limited to $244,905,999, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

      Capital contributions by the BAC holders totaled $108,484,500. As of December 31, 1996, the cumulative 9.75% simple annual return was $92,031,083. As of December 31, 1996, cumulative distributions by ML/EQ to the BAC holders totaled $16,337,751, of which $11,662,084 is attributable to income from operations and $4,675,667 is attributable to sales of Venture assets, principal payments on mortgage loans and other capital events. Another $813,634 in capital proceeds was distributed to the BAC holders in February 1997. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

      Effective as of January 1, 1997, ML/EQ entered into an amendment to the Joint Venture Agreement of the Venture between ML/EQ and EREIM LP Associates pursuant to which EREIM LP Associates agreed to defer, without interest, its rights to receive 20% of the Venture's distributions of Sale or Financing Proceeds until ML/EQ has received aggregate distributions from the Venture in an amount equal to the capital contributions made to ML/EQ by the BAC holders plus a noncompounded cumulative return computed at the rate of 9.75% per annum on contributions outstanding from time to time. Prior to the amendment, EREIM LP Associates had a right to receive 20% of all of the Venture's distribution of Sales or Financing Proceeds on a pari passu basis with ML/EQ. The amendment will have the effect of accelerating the return of original contributions to BAC holders to the extent that Sale and Financing Proceeds are realized prior to the dissolution of ML/EQ.

7.    PROPERTY MANAGEMENT FEES

      Properties are managed and leased by either third-party managing and leasing agents or by affiliates of Equitable Real Estate, Compass Management and Leasing, Inc. ("Compass"), and Compass Retail, Inc. ("Compass Retail"). Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. Property management fees for properties managed by Compass and Compass Retail were $406,995, $442,906, and $217,513 in 1996, 1995, and 1994, respectively.

      Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and Compass Retail were $123,611, $93,519, and $0, in 1996, 1995, and 1994, respectively. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statement of operations in accordance with the Venture's capitalization policy. The Venture has reimbursed Compass and Compass Retail for payroll incurred of $1,678,348, $1,974,425, and $763,727 in 1996, 1995, and 1994 respectively. Payroll reimbursements are included in real estate operating expenses on the statement of operations. Additionally, the Venture has paid construction management fees to Compass and Compass Retail of $92,024 and $167,861 in 1996 and 1995, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

      Compass Retail performed certain due diligence work with regard to the workout arrangement with Midwest on the Brookdale zero note. Consulting fees paid to Compass Retail during 1996 for due diligence work were $72,047, of which the Venture's portion was $51,630. The consulting fees are included in the statements of operations as a component of real estate operating expenses.

8.    LEASES

      Future minimum rentals to be received for the properties under noncancelable operating leases in effect as of December 31, 1996 are as follows:

        Year Ending
        December 31,
        ----------

         1997                                                 $  13,398,308
         1998                                                    12,939,355
         1999                                                    12,098,091
         2000                                                    10,355,994
         2001                                                     7,897,163
         Thereafter                                              26,860,355
                                                              -------------

              Total                                           $  83,549,266
                                                              =============

      In addition to the minimum lease amounts, certain leases provide for escalation charges to tenants for common area maintenance and real estate taxes. The amount of escalation charges included in rental income totaled $7,686,606, $7,792,848, and $9,007,436 for the years ended December 31,
      1996, 1995, and 1994, respectively.

      In the case of retail tenants, certain leases provide for percentage rents. Contingent rentals which include percentage rents included in rental income for the years ended December 31, 1996, 1995, and 1994 totaled $615,400, $601,316, and $525,673, respectively.

      Information with respect to significant individual leases is as follows:

            Gruner & Jahr Printing Company occupies approximately 44.1% (143,852 square feet) of Doolittle Drive at an annual base rent of $478,104 under a lease which expires in August 2000.

            Hudson's Department Store, J.C. Penney, Montgomery Ward, and Target operate stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores, covering 511,509 square feet, 283,534 square feet, 117,750 square feet, and 116,222 square feet, respectively, are not included in the gross leasable area of the mall.

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

            PNC Bank occupies approximately 32.7% of The Bank of Delaware Building at an annual rent of $400,715. The majority of the lease commitment expires in May 2005.

            Broadway Stores, Inc. occupies the entire Whipple Road property (257,500 square feet) at an annual rent of $1,026,156 under a lease which expires August 24, 2003.

            Dayton's, Sears, J.C. Penney, Mervyn's California, and Kohl's each operate stores at Brookdale Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores, covering 195,368 square feet, 211,004 square feet, 150,589 square feet, 138,279 square feet, and 75,000 square feet, respectively, are not included in the gross leasable area of the mall. In addition, Kohl's and J.C. Penney pay annual ground rent of $175,000 and $20,930, respectively.

EML ASSOCIATES                                                      SECTION III
SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 1996 AND FOR THE YEARS ENDED
DECEMBER 31, 1996, 1995, AND 1994

                                                                                                   GROSS COST AT WHICH CARRIED
                                                      INITIAL COST TO COMPANY      COSTS               AT END OF THE YEAR
                                                      -----------------------   CAPITALIZED     ----------------------------------
                                                                  BUILDINGS     SUBSEQUENT TO              BUILDINGS
                                                                    AND          ACQUISITION                 AND
             DESCRIPTION                           LAND      IMPROVEMENTS    IMPROVEMENTS    LAND        IMPROVEMENTS   TOTAL
             -----------                           ----      ------------    ------------    ----        ------------   -----
INDUSTRIAL
  1200 Whipple Road, Union City, California        $ 2,759,162   $5,108,652      $161,659    $2,762,332    $5,267,141   $  8,029,473

  Maple Lane, Plaza Court, and Hollywood Avenue
    Bensenville, Illinois                            1,670,158    5,141,581       452,020     1,673,062     5,590,697      7,263,759

  1850 Westfork Drive, Lithia Springs, Georgia         750,000    3,009,802       134,330       788,008     3,106,124      3,894,132

  1345 Doolittle Drive, San Leandro, California      4,000,000    6,264,526     1,584,138     4,026,312     7,822,352     11,848,664

RETAIL
  Richland Mall, Richland Township, Pennsylvania     1,115,321   11,648,922       543,669     1,115,535    12,192,377     13,307,912

  Northland Center, Southfield, Michigan             7,424,476   24,822,493    12,342,485     7,424,476    37,164,978     44,589,454

  Brookdale Center, Brooklyn Center,  Minnesota      3,110,075   12,440,289                   3,110,075    12,440,289     15,550,364

OFFICE
  Sentry Park West, Montgomery County, Pennsylvania  2,624,777   23,971,032     2,626,034     2,651,385    26,570,458     29,221,843

  The Bank of Delaware Building, Wilmington,
    Delaware                                         4,000,000    4,500,000     2,992,203     4,000,000     7,492,203     11,492,203
                                                   -----------  -----------   -----------   -----------  ------------   ------------
                                                   $27,453,969  $96,907,297   $20,836,538   $27,551,185  $117,646,619   $145,197,804
                                                   ===========  ===========   ===========   ===========  ============   ============

                                                                ACCUMULATED          DATE OF             DATE
                 DESCRIPTION                                    APPRECIATION       CONSTRUCTION        ACQUIRED
                                                                -------------      ------------        --------
INDUSTRIAL
  1200 Whipple Road, Union City, California                     $ 1,159,918            1963            03/17/88

  Maple Lane, Plaza Court, and Hollywood Avenue
    Bensenville, Illinois                                         1,097,241           1979-80       12/27/88, 6/8/8

  1850 Westfork Drive, Lithia Springs, Georgia                      621,959            1988            01/06/89

  1345 Doolittle Drive, San Leandro, California                   1,745,427            1964            05/18/89

RETAIL
  Richland Mall, Richland Township, Pennsylvania                  2,587,689           1974-75          07/19/88

  Northland Center, Southfield, Michigan                          2,661,507            1954            07/22/94

  Brookdale Center, Brooklyn Center,  Minnesota                      25,917            1962            12/16/96

OFFICE
  Sentry Park West, Montgomery County, Pennsylvania               5,614,713            1988            12/22/88

  The Bank of Delaware Building, Wilmington,
    Delaware                                                        372,065            1970            11/15/94
                                                                -----------
                                                                $15,886,436
                                                                ===========
RECONCILIATION OF BEGINNING AND ENDING
BALANCES                                                           1996            1995                1994
                                                                   ----            ----                ----
Rental Properties:
  Balance at beginning of year                                 $126,336,402    $118,933,102        $ 70,527,171

    Transfers by deed in lieu of foreclosure                                                         40,746,969
    Brookdale Center Acquisition                                 15,550,364
    Improvements                                                  3,311,038       7,403,300           7,658,962
                                                               ------------    ------------        ------------
  Balance at end of year                                       $145,197,804    $126,336,402        $118,933,102
                                                               ============    ============        ============
 Accumulated Depreciation:
  Balance at beginning of year                                 $ 12,421,010    $  9,734,036        $  7,660,435
  Depreciation for year                                           3,465,426       2,686,974           2,073,601
                                                               ------------    ------------        ------------
  Balance at end of year                                       $ 15,886,436    $ 12,421,010        $  9,734,036
                                                               ============    ============        ============

EML ASSOCIATES

SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE                            SCHEDULE IV
AS OF 'DECEMBER 31, 1996 AND FOR THE YEARS ENDED
DECEMBER 31, 1996, 1995, AND 1994
--------------------------------------------------------------------------------


                                                                    FINAL          PERIODIC     AMOUNT       AMOUNT       PAYMENT
                                                   INTEREST        MATURITY        PAYMENT        OF           OF           AT
                             DESCRIPTION             RATE            DATE           TERMS      MORTGAGES    MORTGAGES    MATURITY
                             -----------           --------        --------        --------    ---------    ---------    --------
First mortgage loan on apartment complex
  in Massachusetts                                   10.25 %     February 1999       (d)     $6,000,000  $6,000,000(a)(c) $6,000,000
                                                                                             ==========  ===============  ==========
                                                      1996           1995            1994
                                                      ----           ----            ----
Balance at beginning of year                       27,498,199     $30,115,465    $27,831,834
Interest accrued on zero coupons                                      614,944      2,283,631
Write-down of zero coupon mortgage                 (6,211,644)b    (3,232,210)
Loans reclassified as rental properties           (15,286,555)
                                                 ------------     -----------    -----------

      Balance at end of year                     $  6,000,000     $27,498,199    $30,115,465
                                                 =============    ===========    ===========




NOTES:

(a)  This loan is not subject to any delinquencies.
(b) EREIM LP Associates, an affiliate, contributed a total of $9,823,108 of zero coupon mortgage notes to the Venture, including principal plus interest at the contribution date. The Venture recorded a valuation allowance of $3,232,210 at September 30, 1995 to value the note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the underlying collateral. On December 16, 1996, upon acquiring its undivided interest in the shopping mall securing the zero coupon mortgage, the Venture recorded a loss of $6,211,644 and recorded the property on its balance sheet at an amount equal to the Venture's participation in the property multiplied by the property's estimated fair market value.
(c)  The aggregate tax basis is $6,000,000.
(d) Payments of interest only of $51,250 are due monthly until the maturity date of February 1999.

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

   (b) Agreement Between General Partners of ML/EQ (incorporated by reference to Exhibit 10(c) to the 1987 10-K).

   (c) Joint Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K).

   (d) Investment Guaranty Agreement between the Venture and the Partnership (incorporated by reference to Exhibit 10(e) to the 1987 10-K).

   (e) Assignment Agreement between ML/EQ and Venture (incorporated by reference to Exhibit 10(f) to the 1987 10- K).

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

27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

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

   (i) Amendment to Joint Venture Agreement dated as of January 1, 1997 between ML/EQ Real Estate Portfolio, L.P. and EREIM LP Associates