Form 10-Q
period 1997-03-31
EREIM LP ASSOCIATES
filed 1997-05-15
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------


 (Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 31, 1997
                                                 --------------

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from                          to
                                ----------------------     --------------------

                         Commission file number  33-11064
                                                ----------


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

                               EREIM LP ASSOCIATES

                                    CONTENTS



PART I - FINANCIAL INFORMATION


         Item 1 - Financial statements:


                  Balance sheets at March 31, 1997 and December 31, 1996 Statements of income for the three months ended
                    March 31, 1997 and 1996
                  Statement of partners' capital for the three months ended
                    March 31, 1997
                  Statements of cash flows for the three months ended March 31,
                    1997 and 1996
                  Notes to financial statements


         Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


PART II - OTHER INFORMATION


         Items 1 through 6
         Signatures

                              EREIM LP ASSOCIATES
                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (unaudited)




                                                     March 31,     December 31,
                                                       1997            1996
                                                   ------------    ------------
ASSETS
------

Cash                                               $     10,000    $     10,000
Guaranty fee receivable from affiliate (Note 1)          89,347         182,980
Investment in joint venture, at equity (Note 2)      33,465,084      32,894,839
                                                   ------------    ------------

TOTAL ASSETS                                       $ 33,564,431    $ 33,087,819
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:

Deferred guaranty fee (Note 1)                     $  1,434,708    $  1,497,086
Accrued liabilities                                      12,710           5,260
Due to affiliates                                        22,274          22,712
                                                   ------------    ------------

TOTAL LIABILITIES                                     1,469,692       1,525,058
                                                   ------------    ------------

PARTNERS' CAPITAL:


General partners:

  Equitable                                          33,105,698      32,548,098
  EREIM LP Corp.                                     (1,010,959)       (985,337)
                                                   ------------    ------------

TOTAL PARTNERS' CAPITAL                              32,094,739      31,562,761
                                                   ------------    ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL            $ 33,564,431    $ 33,087,819
                                                   ============    ============



See notes to financial statements.

                              EREIM LP ASSOCIATES
                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (unaudited)


                                                        For the Three Months ended
                                                                  March 31,
                                                        --------------------------
                                                             1997         1996
                                                           --------     --------
REVENUE:

Equity in net income of joint venture (Note 2)             $570,245     $463,731
Guaranty fee from affiliate (Note 1)                        151,725      153,498
                                                           --------     --------

TOTAL REVENUE                                               721,970      617,229
                                                           --------     --------



EXPENSES:


Advisory fees                                                    --       31,154
General and administrative                                    7,012        8,892
                                                           --------     --------

TOTAL EXPENSES                                                7,012       40,046
                                                           --------     --------

NET INCOME                                                 $714,958     $577,183
                                                           ========     ========



See notes to financial statements.

                               EREIM LP ASSOCIATES
                         STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (unaudited)




                                                      EREIM
                                     Equitable       LP Corp.          Total
                                    -----------    ------------    ------------
Balance, December 31, 1996          $32,548,098    $  (985,337)    $ 31,562,761

Capital contributions                        --             --               --

Distributions to partners                    --       (182,980)        (182,980)

Net income                              557,600        157,358          714,958
                                    -----------    -----------     ------------

Balance, March 31, 1997             $33,105,698    $(1,010,959)    $ 32,094,739
                                    ===========    ===========     ============



See notes to financial statements.

                               EREIM LP ASSOCIATES
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)




                                                         March 31,    March 31,
                                                            1997         1996
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net income                                               $ 714,958    $ 577,183
                                                         ---------    ---------

Adjustments to reconcile net income to
  net cash provided by operating activities:

        Equity in net income of joint venture             (570,245)    (463,731)
        Distributions from joint venture                        --      300,000
        Decrease in guaranty fee receivable from
          affiliate                                         93,633       94,437
        Decrease in deferred guaranty fee                  (62,378)     (62,379)
        Increase (decrease) in accrued liabilities           7,450       (3,672)
        Increase (decrease) in due to affiliates              (438)       3,531
                                                         ---------    ---------

Total adjustments                                         (531,978)    (131,814)
                                                         ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  182,980      445,369
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Contributions from general partners                             --       40,187
Distributions to general partners                         (182,980)    (485,556)
                                                         ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES                     (182,980)    (445,369)
                                                         ---------    ---------

NET CHANGE IN CASH                                              --           --

CASH AT BEGINNING OF PERIOD                                 10,000       10,000
                                                         ---------    ---------

CASH AT END OF PERIOD                                    $  10,000    $  10,000
                                                         =========    =========



See notes to financial statements.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (unaudited)




The financial statements of the Partnership included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial position, results of operations and cash flows at the dates and for the periods presented. These financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.


1. GUARANTY AGREEMENT

The Partnership has entered into a guaranty agreement with EML Associates (the "Venture") to provide a minimum return to ML/EQ Real Estate Portfolio, L.P.'s ("ML/EQ") limited partners on their capital contributions. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through March 31, 1997, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the guaranty agreement as of March 31, 1997 is limited to $243,594,822, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to Equitable. Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations to make capital contributions to EREIM LP Corp. to pay its obligation with respect to the guaranty agreement.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (unaudited)




1. GUARANTY AGREEMENT (Continued)

Capital contributions by the BAC Holders totaled $108,484,500. As of March 31, 1997, the cumulative 9.75% simple annual return was $94,520,023. As of March 31, 1997, cumulative distributions by ML/EQ to the BAC Holders totaled $17,151,385, of which $11,662,084 is attributable to income from operations and $5,489,301 is attributable to sales of Venture assets, principal payments on Mortgage Loans, and other capital events. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to meet the specified minimum return, any shortfall will be funded by the guaranty, up to the above described maximum.



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

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (unaudited)


2. INVESTMENT IN JOINT VENTURE (Continued)

The financial position and results of operations of the Venture are summarized as follows:


                          SUMMARY OF FINANCIAL POSITION
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (unaudited)


                                                          March 31       December 31
                                                       -------------    -------------
Assets:
   Rental properties                                   $ 145,556,767    $ 145,197,804
   Accumulated depreciation                              (16,886,091)     (15,886,436)
                                                       -------------    -------------
     Net rental properties                               128,670,676      129,311,368

   Mortgage loan  receivable                               6,000,000        6,000,000
   Cash and cash equivalents                              26,055,456       25,329,713
   Accounts receivable and accrued investment income       3,962,803        3,532,898
   Deferred rent concessions                               2,213,465        2,178,371
   Deferred leasing costs                                  1,016,947        1,167,420
   Prepaid expenses and other assets                         897,987          683,920
   Interest receivable                                       110,407          111,134
                                                       -------------    -------------

Total assets                                           $ 168,927,741    $ 168,314,824
                                                       =============    =============

Liabilities and equity:
   Accounts payable and accrued real estate expenses   $   2,272,664    $   2,194,256
   Accrued capital expenditures                              200,265        1,120,796
   Security deposits and unearned rent                       629,394          525,578
   Joint venturers' equity                               165,825,418      164,474,194
                                                       -------------    -------------

Total liabilities and equity                           $ 168,927,741    $ 168,314,824
                                                       =============    =============

Partnership's share of joint venture equity            $  33,465,084    $  32,894,839
                                                       =============    =============

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (unaudited)


2. INVESTMENT IN JOINT VENTURE (Continued)


                         SUMMARY STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)


                                                                  1997         1996
                                                               ----------   ----------
Revenue:
   Rental income                                               $6,819,320   $4,865,805
   Lease termination income                                       132,840       26,514
   Interest on loans receivable                                   153,750      744,950
                                                               ----------   ----------

Total revenue                                                   7,105,910    5,637,269
                                                               ----------   ----------

Operating expenses:
   Real estate operating expenses                               2,533,959    2,009,222
   Depreciation and amortization                                1,068,814      932,012
   Real estate taxes                                              830,562      512,607
   Property management fees                                       149,646      112,108
                                                               ----------   ----------

Total operating expenses                                        4,582,981    3,565,949
                                                               ----------   ----------

Income from property operations                                 2,522,929    2,071,320
                                                               ----------   ----------

Other income:
   Interest and other nonoperating income                         328,295      247,335
                                                               ----------   ----------

Total other income                                                328,295      247,335
                                                               ----------   ----------

Net income                                                     $2,851,224   $2,318,655
                                                               ==========   ==========

Partnership's share of equity in net income of joint venture   $  570,245   $  463,731
                                                               ==========   ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following analysis of the results of operations and financial condition of the Partnership should be read in conjunction with the financial statements and the related notes to financial statements included elsewhere herein.

Liquidity and Capital Resources

         As of March 31, 1997, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners from time to time determine are appropriate.

         In addition, at March 31, 1997, the Venture, in which the Partnership owns a 20% interest, had approximately $26.1 million in cash and cash equivalents. These funds are intended to be utilized primarily to fund renovation work expected on The Bank of Delaware Building, to fund possible costs incurred to increase tenancy at Richland Mall, and to fund other general working capital requirements. These funds, in addition to reserves from future operations, may also be used to fund improvements deemed to be necessary on Brookdale Center.

         Management has established an enhancement, stabilization, and renovation program for The Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.3 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, and approximately $800,000, $530,000 and $260,000 is expected to be incurred in 1997, 1998 and 1999. As of March 31, 1997, approximately $2.8 million of these costs had been expended.

        Included in the estimated $4.3 million of renovation expenditures is approximately $2.3 million for asbestos abatement of which approximately $1.6 million has been expended. Also included in the $4.3 million is $400,000 for sprinkler installation, $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. Management expects these upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $3.0 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of March 31, 1997, approximately $244,000 has been expended for tenant improvements. The remaining tenant improvement costs of $2.8 million are expected to be expended over the next few years to tenant the currently vacant space.

         The Venture anticipates costs to be incurred to increase tenancy at Richland Mall of approximately $3.8 million, including $2.1 million for tenant improvements in connection with leasing approximately 55,000 square feet of space to Redner's Market. Management has executed a lease with Redner's Market that will expand the current 26,000 square feet in order to accommodate Redner's Market. The Redner's Market lease is for an initial 20-year term with renewal options thereafter. The balance of the funds, approximately $1.7 million, is to be expended in connection with additional required work to relocate tenants in order to accommodate Redner's, as well as other work required in connection with the project. Additional funds may be expended in connection with any future leasing at the property. As of March 31, 1997, approximately $393,000 of these costs have been incurred.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The decrease in the guaranty fee receivable to approximately $89,000 at March 31, 1997 as compared to approximately $193,000 at December 31, 1996 is due to the receipt of the semiannual payment in 1997 of $182,980 for the deferred portion of the fee covering the period July 1, 1996 to December 31, 1996, for the purpose of providing the minimum guaranty return. This decrease is offset by the accrual of the deferred portion of the guaranty fee for the three months ended March 31, 1997.

         The increase in investment in joint venture to $33.5 million at March 31, 1997 as compared to $32.9 million at December 31, 1996 resulted from the excess of equity in net income of the Venture over actual cash distributions from the Venture.

         The increase in Equitable's capital account at March 31, 1997 as compared to December 31, 1996 is attributable to the share of net income of the Partnership in excess of cash distributions by the Partnership to Equitable.

Results of Operations

         Equity in net income of the Venture for the three months ended March 31, 1997 increased approximately $106,000 to $570,000 from $464,000 for the three months ended March 31, 1996. The increase is primarily due to increased net income from several properties and interest income from interest bearing money market accounts.

         The Partnership did not incur any advisory fees for the three months ended March 31, 1997 compared to approximately $31,000 for the three months ended March 31, 1996. No advisory fees were accrued due to a change in the allocation of fees to the Partnership from Equitable.

         Under the terms of the Brookdale Zero Note, which was secured by Brookdale Center, principal and interest in the aggregate amount of $35,368,572, of which the Venture's portion was $25,345,353, was due on June 30, 1995. Midwest defaulted on its obligation to repay the Brookdale Zero Note in full on the maturity date. Notice of default was given to Midwest. For book purposes, beginning with the second quarter of 1995, the Venture discontinued the accrual of interest on the Brookdale Zero Note as the accreted value of the mortgage approximated the estimated fair market value of Brookdale Center.
Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books at the default rate of 19.0%.

         Additionally, Equitable and the Venture (collectively referred to as "Lender") commenced foreclosure by advertisement proceedings and a court-appointed receiver was named. The receiver was responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds were to be paid to Lender on account of the Brookdale Zero Note. The Venture recorded cash received from operations of Brookdale Center on a cash basis as interest income. During the first quarter of 1996, approximately $825,000 was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $591,000.

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

         In April 1996, Lender agreed in principle to a workout arrangement with Midwest on the Brookdale Zero Note under which Midwest filed for Chapter 11 bankruptcy protection and, with the support of Lender, submitted a plan or reorganization to the Bankruptcy Court for approval. The workout arrangement was memorialized in a

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


nonbinding letter agreement dated April 11, 1996 (the "Letter Agreement") between Midwest and Equitable and approved by the Board of Directors of EREIM Managers Corp., the general partner of the Partnership, on behalf of the Venture.

         On June 20, 1996 , Midwest filed a voluntary petition for Chapter 11 bankruptcy protection, as contemplated by the Letter Agreement, staying the Brookdale foreclosure proceeding and terminating the receivership arrangement. As further contemplated by the Letter Agreement, Midwest subsequently obtained Bankruptcy Court approval to retain the management company that had served as receiver prior to the bankruptcy filing as Brookdale's property manager.

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

         On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common, pursuant to a Chapter 11 bankruptcy plan for Midwest that was approved by the Bankruptcy Court on November 25, 1996. The consideration for this transfer was (i) release of Midwest from its obligation under the Brookdale Zero Note and (ii) payment of Midwest of $500,000, of which the Venture's portion was $358,303. An internal review of the property, performed for the Venture as of the date of transfer, estimated the fair market value of Brookdale Center to be $21,700,000, of which the Venture's portion was $15,550,364. Following the transfer, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties and income and expenses were recorded from that date. The Venture recognized a loss of $6,211,644 to record its interest in the Brookdale Center at its estimated fair market value.

         Inflation has been at relatively low levels during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership, the Venture, or their investments. Over the past several years, the rate of inflation has exceeded the rate of rental rate growth in many of the Venture's properties. During the recent real estate downturn, rental rates dropped, indicating a negative growth rate. This negative growth appears to have ceased. Rental rates have stopped dropping in many of the properties' markets and, in some markets, rental rates are experiencing an increase. Any significant recovery in rental rates will likely occur over an extended period of time. It appears that certain property types in particular market areas are at cyclical heights relative to market values. Based on the upturn in the market for certain of the Venture's properties, the Partnership may consider the sale of certain assets.

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


                                             EREIM LP Associates

                                             By: EREIM LP Corp.
                                                 General Partner




                                             By: Harry D. Pierandri
                                                 -------------------------------
                                                 Harry D. Pierandri
                                                 President



Dated: May 15, 1997

                                  EXHIBIT INDEX



Exhibit No.                           Description
----------        ------------------------------------------------------
   27             Financial Data Schedule (for SEC filing purposes only)
