Form 10-Q
period 1997-06-30
EREIM LP ASSOCIATES
filed 1997-08-14
CIK 808370

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                   ---------

(Mark One)

      [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1997

                                      OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                              -----------------   -------------------

                        Commission file number 33-11064

                              EREIM LP Associates
                   -----------------------------------------
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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes--X--   No
                                             -----     -----

                              EREIM LP ASSOCIATES

                                   CONTENTS

PART  I - FINANCIAL INFORMATION

        Item 1 - Financial statements:

                Balance sheets at June 30, 1997 and December 31, 1996 Statements of income for the three and six months ended
                        June 30, 1997 and 1996
                Statement of partners' capital for the six months ended
                        June 30, 1997
                Statements of cash flows for the six months ended June 30, 1997 and 1996
                Notes to financial statements

        Item 2 - Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

PART II - OTHER INFORMATION

        Items 1 through 6
        Signatures

                              EREIM LP ASSOCIATES
                                BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (unaudited)

                                                                                 June 30,      December 31,
                                                                                   1997            1996
                                                                               -----------    -------------
ASSETS
Cash                                                                           $    10,000    $    10,000
Guaranty fee receivable from affiliate (Note 1)                                    179,220        182,980
Investment in joint venture, at equity (Note 2)                                 33,938,584     32,894,839
                                                                               -----------    -----------
TOTAL ASSETS                                                                   $34,127,804    $33,087,819
                                                                               ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:

Deferred guaranty fee (Note 1)                                                 $ 1,372,329    $ 1,497,086
Due to affiliates                                                                   27,213         22,712
Accrued liabilities                                                                 14,783          5,260
                                                                               -----------    -----------
TOTAL LIABILITIES                                                                1,414,325      1,525,058
                                                                               -----------    -----------
PARTNERS' CAPITAL:

General partners:
  Equitable                                                                     33,567,521     32,548,098
  EREIM LP Corp.                                                                  (854,042)      (985,337)
                                                                               -----------    -----------
TOTAL PARTNERS' CAPITAL                                                         32,713,479     31,562,761
                                                                               -----------    -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                        $34,127,804    $33,087,819
                                                                               ===========    ===========


                      See notes to financial statements.

                              EREIM LP ASSOCIATES
                             STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)

                                                                          For the three months               For the six months
                                                                          --------------------               ------------------
                                                                              Ended June 30,                    Ended June 30,
                                                                              --------------                    --------------
                                                                          1997            1996             1997            1996
                                                                          ----            ----             ----            ----
REVENUE:
Equity in net income of joint venture (Note 2)                           $473,500        $476,971        $1,043,745      $940,702
Guaranty fee from affiliate (Notes 1)                                     152,253         153,187           303,978       306,685
                                                                         --------        --------        ----------     ---------

TOTAL REVENUE                                                             625,753         630,158         1,347,723     1,247,387
                                                                         --------        --------        ----------     ---------




EXPENSES:

Advisory  fees                                                                  -          31,416                 -       62,570
General and administrative                                                  7,013           7,262            14,025       16,154
                                                                         --------        --------        ----------   ----------

TOTAL EXPENSES                                                              7,013          38,678            14,025       78,724
                                                                         --------        --------        ----------   ----------

NET INCOME                                                               $618,740        $591,480        $1,333,698   $1,168,663
                                                                         ========        ========        ==========   ==========







                      See notes to financial statements.

                              EREIM LP ASSOCIATES
                        STATEMENT OF PARTNERS' CAPITAL
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (unaudited)

                                                                                  EREIM
                                                                 Equitable       LP Corp.          Total
                                                                 ---------       --------          -----

Balance, December 31, 1996                                     $ 32,548,098    $  (985,337)    $ 31,562,761

Capital contributions                                                     -              -                -

Distributions to partners                                                 -       (182,980)        (182,980)

Net income                                                        1,019,423        314,275        1,333,698
                                                               ------------    -----------     ------------

Balance, June 30, 1997                                        $  33,567,521    $  (854,042)    $ 32,713,479
                                                              =============    ===========     ============



                      See notes to financial statements.

                              EREIM LP ASSOCIATES
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)

                                                                          June 30,         June 30,
                                                                           1997              1996
                                                                        -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 1,333,698     $  1,168,663
                                                                        -----------     ------------
Adjustments to reconcile net income to
  net cash provided by operating activities:

        Equity in net income of joint venture                            (1,043,745)        (940,702)
        Distributions from joint venture                                       -             300,000
        Decrease in guaranty fee receivable from
          affiliate                                                           3,760            3,628
        Decrease in deferred guaranty fee                                  (124,757)        (124,758)
        Increase (decrease) in due to affiliates                              4,501          (10,637)
        Increase in accrued liabilities                                       9,523           17,759
                                                                        -----------     ------------
Total adjustments                                                        (1,150,718)        (754,710)
                                                                        -----------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   182,980          413,953
                                                                        -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Contributions from general partners                                             -             71,603
Distributions to general partners                                          (182,980)        (485,556)
                                                                        -----------     ------------
NET CASH USED IN FINANCING ACTIVITIES                                      (182,980)        (413,953)
                                                                        -----------     ------------
NET CHANGE IN CASH                                                              -                -

CASH AT BEGINNING OF PERIOD                                                  10,000           10,000
                                                                        -----------     ------------
CASH AT END OF PERIOD                                                   $    10,000     $     10,000
                                                                        ===========     ============




                      See notes to financial statements.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (unaudited)

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

1.      GUARANTY AGREEMENT

The Partnership has entered into a guaranty agreement with EML Associates (the "Venture"), a joint venture in which the Partnership holds a 20% interest and invests in income-producing real properties and a fixed-rate mortgage loan, to provide a minimum return to ML/EQ Real Estate Portfolio, L.P.'s ("ML/EQ") limited partners on their capital contributions. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BAC's"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through June 30, 1997, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the guaranty agreement as of June 30, 1997 is limited to $243,587,944, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to The Equitable Life Assurance Society of the United States ("Equitable"). Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations to make capital contributions to EREIM LP Corp. to pay its obligation with respect to the guaranty agreement.

Capital contributions by the BAC Holders totaled $108,484,500. As of June 30, 1997, the cumulative 9.75% simple annual return was $97,023,653. As of June 30, 1997, cumulative distributions by ML/EQ to the BAC Holders totaled $17,151,385, of which $11,662,084 is attributable to income from operations and $5,489,301 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to meet the specified minimum return, any shortfall will be funded by the guaranty, up to the above described maximum.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (unaudited)



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

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (unaudited)

2.      INVESTMENT IN JOINT VENTURE (Continued)
        ---------------------------------------

The financial position and results of operations of the Venture are summarized as follows:

                         SUMMARY OF FINANCIAL POSITION
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (unaudited)

                                                                       June 30        December 31
                                                                       -------        -----------
        Assets:
                Rental properties                                    $145,810,211     $145,197,804
                Accumulated depreciation                              (17,891,057)     (15,886,436)
                                                                     ------------    -------------
                    Net rental properties                             127,919,154      129,311,368

                Mortgage loan  receivable                               6,000,000        6,000,000
                Cash and cash equivalents                              29,142,872       25,329,713
                Accounts receivable and accrued investment income       4,069,912        3,532,898
                Deferred rent concessions                               2,227,863        2,178,371
                Deferred leasing costs                                    977,196        1,167,420
                Prepaid expenses and other assets                         413,560          683,920
                Interest receivable                                       135,982          111,134
                                                                     ------------    -------------
        Total assets                                                 $170,886,539    $ 168,314,824
                                                                     ============    =============
        Liabilities and equity:
                Accounts payable and accrued real estate expenses      $1,742,801    $   2,194,256
                Accrued capital expenditures                              122,925        1,120,796
                Security deposits and unearned rent                       827,895          525,578
                Joint venturers' equity                               168,192,918      164,474,194
                                                                     ------------    -------------
        Total liabilities and equity                                 $170,886,539    $ 168,314,824
                                                                     ============    =============


        Partnership's share of joint venture equity                  $ 33,938,584    $  32,894,839
                                                                     ============    =============

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (unaudited)


2.  INVESTMENT IN JOINT VENTURE (Continued)

                        SUMMARY STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)

                                                                    1997            1996
                                                                    ----            ----
        Revenue:
                Rental income                                $   12,847,174  $    9,582,681
                Lease termination income                            132,840          62,171
                Interest on loans receivable                        307,500       1,722,798
                                                             --------------  --------------
        Total revenue                                            13,287,514      11,367,650
                                                             --------------  --------------


        Operating expenses:
                Real estate operating expenses                    4,692,360       1,907,706
                Depreciation and amortization                     2,140,880       3,945,780
                Real estate taxes                                 1,654,968       1,083,114
                Property management fees                            286,413         231,142
                                                             --------------  --------------
        Total operating expenses                                  8,774,621       7,167,742
                                                             --------------  --------------
        Income from property operations                           4,512,893       4,199,908
                                                             --------------  --------------
        Other income:
                Interest and other nonoperating income              705,833         503,600
                                                             --------------  --------------
        Total other income                                          705,833         503,600
                                                             --------------  --------------

        Net income                                           $    5,218,726  $    4,703,508
                                                             ==============  ==============
        Partnership's share of equity in net income of
                joint venture                                $    1,043,745  $      940,702
                                                             ==============  ==============

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (unaudited)

3.     SUBSEQUENT EVENTS

Legal Proceedings - The Partnership is a defendant in Scher v. ML/EQ Real Estate Portfolio, L.P., et al., an action brought in the Court of Chancery of the State of Delaware. The complaint was served on ML/EQ on July 14, 1997. In addition to the Partnership, the complaint names as defendants EREIM Managers Corp., Equitable, Equitable Real Estate Investment Management, Inc., EREIM
L.P. Corp. and ML/EQ.

The Plaintiff purports to sue on behalf of a class of all limited partners of ML/EQ who purportedly have been or will be adversely affected by the conduct of the defendants. The complaint alleges that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate ML/EQ's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold underperforming properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests and other benefits which they have realized on account of their allegedly wrongful conduct. The Partnership has not yet responded to the complaint but will do so in the time permitted to respond. The Partnership intends to defend vigorously against these claims. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, the Partnership's management believes that the ultimate resolution of the litigation should not have a material adverse effect on the financial condition of the Partnership. Due to the early stage of such litigation, the Partnership's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Partnership's results of operations in any particular period.

Brookdale Center - In early July, the Venture and Equitable received an offer to purchase Brookdale Center and subsequently signed a nonbinding letter of intent. To the extent that the potential purchaser has not signed a binding contract within a reasonable period, the Venture and Equitable expect to initiate a marketing program for this property.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following analysis of the results of operations and financial condition of the Partnership should be read in conjunction with the financial statements and the related notes to financial statements included elsewhere herein.

Liquidity and Capital Resources

        As of June 30, 1997, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners from time to time determine are appropriate. In addition, at June 30, 1997, the Venture, in which the Partnership owns a 20% interest, had approximately $29.1 million in cash and cash equivalents. This money was retained for the specific purpose of funding ongoing capital improvement programs for The Bank of Delaware Building, Richland Mall and Northland Mall, and to potentially fund a major capital improvement program for Brookdale Center. As a result of the decisions made regarding Brookdale Center discussed in detail below, Management has decided to distribute a major portion of the monies previously held. The Venture will maintain approximately $10 million for future capital needs and as otherwise required.

       Management continues to evaluate appropriate strategies for the ownership of each of the assets in the portfolio in order to achieve maximum value. In this regard, we take into account improving capital markets and investment markets for most types of real estate; local market conditions; future capital needs, including potential lease exposure for specific properties; and other issues that impact property performance. Among other things, this analysis will provide the basis for hold/sell recommendations for the properties.

        On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common (collectively, the "Owners"), following default by the borrower on the mortgage note securing the property. The
Owners considered various alternative strategies for Brookdale Center and ultimately determined that the best course of action was to sell the property. In early July, the Owners received an offer to purchase Brookdale
Center and subsequently signed a nonbinding letter of intent. To the extent that the potential purchaser has not signed a binding contract within a reasonable period, the Owners expect to initiate a marketing program for this property.

        Management has established an enhancement, stabilization, and renovation program for The Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.4 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, and the balance is expected to be expended through 1999. As of June 30, 1997, approximately $2.9 million of these costs had been expended.

        Included in the estimated $4.4 million of renovation expenditures is approximately $2.3 million for asbestos abatement, of which approximately $1.8 million has been expended. Also included in the $4.4 million is $400,000 for sprinkler installation, $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. Management expects these upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $3.0 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of June 30, 1997, approximately $287,000 has been expended for tenant improvements. The remaining tenant improvement costs of approximately $2.7 million are expected to be expended over the next few years to lease the currently vacant space.

        The Venture anticipates to incur costs of approximately $3.8 million to increase tenancy at Richland Mall, including $2.1 million for tenant improvements in connection with leasing approximately 55,000 square feet of space to Redner's Market. Management has executed a lease with Redner's Market that will expand the current 26,000 square foot vacant grocery to approximately 55,000 square feet in order to accommodate the tenant's requirements. The Redner's Market lease is for an initial 20-year term with renewal options thereafter. The balance of approximately $1.6 million is to be expended in connection with the relocation of tenants in order to accommodate Redner's as well as other work required in connection with the project. Additional funds may be expended in connection with any future leasing at the property. As of June 30, 1997, approximately $504,000 of these costs have been incurred.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)


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

        The increase in investment in joint venture to $33.9 million at June 30, 1997 as compared to $32.9 million at December 31, 1996 resulted from the excess of equity in net income of the Venture over actual cash distributions from the Venture. The increase in Equitable's capital account at June 30, 1997 as compared to December 31, 1996 is attributable to the share of net income of the Partnership in excess of cash distributions by the Partnership to Equitable.

 Results of Operations

        Equity in net income of the Venture for the six months ended June 30, 1997 increased approximately $103,000 to $1.0 million from $941,000 for the six months ended June 30, 1996. The increase is primarily due to increased net income from several properties and interest income from interest bearing money market accounts and short term investments.

        The Partnership did not incur any advisory fees for the three and six months ended June 30, 1997 compared to approximately $31,000 and $63,000 for the three and six months ended June 30, 1996. No advisory fees were incurred due to a change in the allocation of fees to the Partnership from Equitable.

Certain Forward-Looking Information

        Certain of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding the sale of Brookdale Center and future capital expenditures relating to renovation and development activities. These forward-looking statements are included in this Quarterly Report on Form 10-Q based on the intent, belief or current expectations of the Partnership. However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially form those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, the investment climate for particular property types, individual property issues, construction delays due to unavailability of materials, weather conditions or other causes, leasing activities, and the other risks detailed from time to time in the Partnership's SEC reports, including the report on Form 10-K for the year ended December 31, 1996.

                                   PART II

Item l. Legal Proceedings

        The Partnership is a defendant in Scher v. ML/EQ Real Estate Portfolio, L.P., et al., an action brought in the Court of Chancery of the State of Delaware. The complaint was served on ML/EQ July 14, 1997. In addition to the Partnership, the complaint names as defendants EREIM Managers Corp., Equitable, Equitable Real Estate Investment Management, Inc., EREIM L.P. Corp. and ML/EQ.

        The Plaintiff purports to sue on behalf of a class of all limited partners of ML/EQ who purportedly have been or will be adversely affected by the conduct of the defendants. The complaint alleges that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate ML/EQ's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold underperforming properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests and other benefits which they have realized on account of their allegedly wrongful conduct. The Partnership has not yet responded to the complaint but will do so in the time permitted to respond. The Partnership intends to defend vigorously against these claims. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, the Partnership's management believes that the ultimate resolution of the litigation should not have a material adverse effect on the financial condition of the Partnership. Due to the early stage of such litigation, the Partnership's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Partnership's results of operations in any particular period.

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

                                EREIM LP Associates

                                By: EREIM LP Corp.
                                    General Partner

                                By: Harry D. Pierandri
                                   -----------------------------
                                    Harry D. Pierandri
                                    President

Dated:  August 14, 1997

                                 EXHIBIT INDEX


Exhibit No.                             Description
-----------               ---------------------------------------------------
    27                    Financial Data Schedule (for SEC filing purposes only)