Form 10-Q
period 1997-09-30
EREIM LP ASSOCIATES
filed 1997-11-14
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1997
                                              ------------------

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________ to _______________________

                        Commission file number 33-11064
                                               --------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes --X-- No
                                              -----    -----

                              EREIM LP ASSOCIATES

                                    CONTENTS




PART I - FINANCIAL INFORMATION

         Item 1 - Financial statements:

                   Balance sheets at September 30, 1997 and December 31, 1996 Statements of income for the three and nine months ended
                       September 30, 1997 and 1996
                   Statement of partners' capital for the nine months ended
                       September 30, 1997
                   Statements of cash flows for the nine months ended September
                       30, 1997 and 1996
                   Notes to financial statements

         Item 2 - Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


PART II - OTHER INFORMATION

         Items 1 through 6
         Signatures

                              EREIM LP ASSOCIATES
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                  (unaudited)


                                                     September 30,      December 31,
                                                         1997               1996
                                                     -------------      ------------
ASSETS
------

Cash                                                 $     10,000       $     10,000
Guaranty fee receivable from affiliate (Note 1)            90,862            182,980
Investment in joint venture, at equity (Note 2)        30,534,478         32,894,839
                                                     ------------       ------------

TOTAL ASSETS                                         $ 30,635,340       $ 33,087,819
                                                     ============       ============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:

Deferred guaranty fee (Note 1)                       $  1,309,951       $  1,497,086
Due to affiliates                                           2,434              5,260
Accrued liabilities                                        19,362             22,712
                                                     ------------       ------------
TOTAL LIABILITIES                                       1,331,747          1,525,058
                                                     ------------       ------------

PARTNERS' CAPITAL:

General partners:
  Equitable                                            30,217,454         32,548,098
  EREIM LP Corp.                                         (913,861)          (985,337)
                                                     ------------       ------------

TOTAL PARTNERS' CAPITAL                                29,303,593         31,562,761
                                                     ------------       ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL              $ 30,635,340       $ 33,087,819
                                                     ============       ============


                       See notes to financial statements.

                              EREIM LP ASSOCIATES
                              STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (unaudited)



                                                       For the three months             For the nine months
                                                       --------------------             -------------------
                                                        Ended September 30,             Ended September 30,
                                                        -------------------             -------------------
                                                       1997            1996            1997            1996
                                                    ----------      ----------      ----------      ----------
REVENUE:

Equity in net income of joint venture (Note 2)      $  415,894      $  570,265      $1,459,639      $1,510,967
Guaranty fee from affiliate (Note 1)                   153,239         154,029         457,217         460,714
                                                    ----------      ----------      ----------      ----------

TOTAL REVENUE                                          569,133         724,294       1,916,856       1,971,681
                                                    ----------      ----------      ----------      ----------



EXPENSES:


Advisory  fees                                              --          31,924              --          94,494
General and administrative                               7,012           7,012          21,037          23,166
                                                    ----------      ----------      ----------      ----------

TOTAL EXPENSES                                           7,012          38,936          21,037         117,660
                                                    ----------      ----------      ----------      ----------

NET INCOME                                          $  562,121      $  685,358      $1,895,819      $1,854,021
                                                    ==========      ==========      ==========      ==========




                       See notes to financial statements.

                              EREIM LP ASSOCIATES
                         STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (unaudited)



                                                       EREIM
                                   Equitable          LP Corp.             Total
                                 ------------       ------------       ------------
Balance, December 31, 1996       $ 32,548,098       $   (985,337)      $ 31,562,761

Capital contributions                  26,941                272             27,213

Distributions to partners          (3,781,800)          (400,400)        (4,182,200)

Net income                          1,424,215            471,604          1,895,819
                                 ------------       ------------       ------------

Balance, September 30, 1997      $ 30,217,454       $   (913,861)      $ 29,303,593
                                 ============       ============       ============



                       See notes to financial statements.

                              EREIM LP ASSOCIATES
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (unaudited)




                                                                September 30,     September 30,
                                                                     1997              1996
                                                                -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net income                                                       $ 1,895,819       $ 1,854,021
                                                                 -----------       -----------

Adjustments to reconcile net income to
  net cash provided by operating activities:

         Equity in net income of joint venture                    (1,459,639)       (1,510,967)
         Distributions from joint venture                          3,820,000           600,000
         Decrease in guaranty fee receivable from affiliate           92,118            94,424
         Decrease in deferred guaranty fee                          (187,135)         (187,136)
         Decrease in due to affiliates                                (2,826)           (5,930)
         Decrease in accrued liabilities                              (3,350)           (6,728)
                                                                 -----------       -----------

Total adjustments                                                  2,259,168        (1,016,337)
                                                                 -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          4,154,987           837,684
                                                                 -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Contributions from general partners                                   27,213           130,318
Distributions to general partners                                 (4,182,200)         (968,002)
                                                                 -----------       -----------

NET CASH USED IN FINANCING ACTIVITIES                             (4,154,987)         (837,684)
                                                                 -----------       -----------

NET CHANGE IN CASH                                                        --                --

CASH AT BEGINNING OF PERIOD                                           10,000            10,000
                                                                 -----------       -----------

CASH AT END OF PERIOD                                            $    10,000       $    10,000
                                                                 ===========       ===========



                       See notes to financial statements.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (unaudited)


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


1. GUARANTY AGREEMENT

The Partnership has entered into a guaranty agreement with EML Associates (the "Venture"), a joint venture in which the Partnership holds a 20% interest and invests in income-producing real properties and a fixed-rate mortgage loan, to provide a minimum return to ML/EQ Real Estate Portfolio, L.P.'s ("ML/EQ") limited partners on their capital contributions. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BAC's"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through September 30, 1997, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the guaranty agreement as of September 30, 1997 is limited to $228,963,170, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to The Equitable Life Assurance Society of the United States ("Equitable"). Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations to make capital contributions to EREIM LP Corp. to pay its obligation with respect to the guaranty agreement.

Capital contributions by the BAC Holders totaled $108,484,500. As of September 30, 1997, the cumulative 9.75% simple annual return was $99,554,795. As of September 30, 1997, cumulative distributions by ML/EQ to the BAC Holders totaled $31,796,793, of which $26,307,492 is attributable to income from operations and $5,489,301 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to meet the specified minimum return, any shortfall will be funded by the guaranty, up to the above described maximum.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (unaudited)




2. INVESTMENT IN JOINT VENTURE

In March 1988, ML/EQ had its initial investor closing. ML/EQ contributed $90,807,268 to the Venture. The Partnership contributed zero coupon mortgage notes to the Venture in the amount of $22,701,817. The Venture purchased an additional $5,675,453 of zero coupon mortgage notes from Equitable.

In May 1988, ML/EQ had its second and final investor closing. ML/EQ contributed $14,965,119 to the Venture. The Partnership contributed zero coupon mortgage notes to the Venture in the amount of $3,741,280, including accrued interest. The Venture purchased an additional $935,320 of zero coupon mortgage notes from Equitable to bring the total amount of zero coupon mortgage notes owned by the Venture to $33,053,870, including accrued interest as of the dates of acquisition. One of the zero notes was accounted for as a deed in lieu of foreclosure by the Venture on July 22, 1994. The remaining note was due on June 30, 1995. The borrower defaulted on its obligation to repay the loan, and the collateral, Brookdale Center, was transferred to Equitable and the Venture on December 16, 1996 as tenants in common, pursuant to a Chapter 11 bankruptcy plan of reorganization filed with the Bankruptcy Court by the borrower. In July 1997, the Venture and Equitable received an offer to purchase Brookdale Center and subsequently executed a binding purchase and sale agreement in October whereby Talisman Brookdale L.L.C. agreed to purchase Brookdale Center for $24,830,000, of which the Venture's portion is approximately $17,793,000. The Venture, in which the Partnership holds a 20% interest, holds a 71.66% participation interest in Brookdale Center. Management anticipates making a special distribution of the net proceeds shortly after the transaction is complete. Based on the amendment to the Joint Venture Agreement effective as of January
1, 1997, EREIM LP Associates agreed to defer, without interest, its right to receive 20% of the Venture's distribution of sale and financing proceeds, thereby entitling ML/EQ to receive currently 100% of the sale and financing proceeds attributable to the sale. A closing is anticipated to occur prior to year end, subject to customary closing conditions. At September 30, 1997, Brookdale Center was classified as held for sale; no gain or loss was recorded as a result of the reclassification.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (unaudited)



2. INVESTMENT IN JOINT VENTURE (Continued)

The financial position and results of operations of the Venture are summarized as follows:

                         SUMMARY OF FINANCIAL POSITION
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                  (unaudited)


                                                           September 30         December 31
                                                          -------------       -------------
Assets:
   Rental properties                                      $ 132,420,648       $ 145,197,804
   Rental properties held for sale                           15,389,863                  --
   Accumulated depreciation                                 (18,656,992)        (15,886,436)
                                                          -------------       -------------
       Net rental properties                                129,153,519         129,311,368


   Mortgage loan receivable                                   6,000,000           6,000,000
   Cash and cash equivalents                                 11,355,662          25,329,713
   Accounts receivable and accrued investment income          3,762,268           3,532,898
   Deferred rent concessions                                  2,300,611           2,178,371
   Deferred leasing costs                                     1,046,753           1,167,420
   Prepaid expenses and other assets                          1,566,640             683,920
   Interest receivable                                           42,084             111,134
                                                          -------------       -------------

Total assets                                              $ 155,227,537       $ 168,314,824
                                                          =============       =============

Liabilities and equity:
   Accounts payable and accrued real estate expenses      $   2,367,411       $   2,194,256
   Accrued capital expenditures                                 561,156           1,120,796
   Security deposits and unearned rent                          768,278             525,578
   Other liabilities                                            358,304                  --
   Joint venturers' equity                                  151,172,388         164,474,194
                                                          -------------       -------------

Total liabilities and equity                              $ 155,227,537       $ 168,314,824
                                                          =============       =============

Partnership's share of joint venture equity               $  30,534,478       $  32,894,839
                                                          =============       =============

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (unaudited)




2. INVESTMENT IN JOINT VENTURE (Continued)



                        SUMMARY STATEMENT OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (unaudited)


                                                                      1997             1996
                                                                  -----------      -----------
Revenue:
  Rental income                                                   $19,067,500      $14,814,521
  Lease termination income                                            132,840           62,171
  Interest on loans receivable                                        461,250        2,753,488
                                                                  -----------      -----------

Total revenue                                                      19,661,590       17,630,180
                                                                  -----------      -----------

Operating expenses:
  Real estate operating expenses                                    7,272,728        5,938,809
  Depreciation and amortization                                     3,213,676        2,891,678
  Real estate taxes                                                 2,478,275        1,690,027
  Property management fees                                            420,380          347,502
                                                                  -----------      -----------

Total operating expenses                                           13,385,059       10,868,016
                                                                  -----------      -----------

Income from property operations                                     6,276,531        6,762,164
                                                                  -----------      -----------

Other income:
  Interest and other nonoperating income                            1,021,666          792,670
                                                                  -----------      -----------

Total other income                                                  1,021,666          792,670
                                                                  -----------      -----------

Net income                                                        $ 7,298,197      $ 7,554,834
                                                                  ===========      ===========

Partnership's share of equity in net income of joint venture      $ 1,459,639      $ 1,510,967
                                                                  ===========      ===========

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (unaudited)



3. LEGAL PROCEEDINGS

The Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled In Re: ML/EQ Real Estate Partnership Litigation. The consolidated action results from two related cases. Scher v. ML/EQ Real Estate Portfolio, L.P., et al., was served on ML/EQ on July 14, 1997. On September 8, 1997, the Partnership was named as a defendant in Follette v. ML/EQ Real Estate Portfolio, L.P., et al., a substantially similar complaint, also brought in the Court of Chancery of the State of Delaware. The cases were consolidated pursuant to a stipulation between the parties by order of the court on October 3, 1997. In addition to the Partnership, the complaint names as defendants EREIM Managers Corp., Equitable, Equitable Real Estate Investment Management, Inc., EREIM L.P. Corp. and ML/EQ.

The Plaintiffs purport to sue on behalf of a class of all limited partners of ML/EQ who purportedly have been or will be adversely affected by the conduct of the defendants. The complaint alleges that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate ML/EQ's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold under-performing properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests and other benefits which they have realized on account of their allegedly wrongful conduct. The Partnership intends to defend vigorously against these claims. On November 6, 1997, defendants asserted the complaint, denying any wrongdoing. Additionally, defendants have noticed a motion to dismiss the case on the pleadings in the Delaware Court of Chancery. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, the Partnership's management believes that the ultimate resolution of the litigation should not have a material adverse effect on the financial condition of the Partnership. Due to the early stage of such litigation, the Partnership's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Partnership's results of operations in any particular period.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         The following analysis of the results of operations and financial condition of the Partnership should be read in conjunction with the financial statements and the related notes to financial statements included elsewhere herein.

Liquidity and Capital Resources

         As of September 30, 1997, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners from time to time determine are appropriate. In addition, at September 30, 1997, the Venture, in which the Partnership owns a 20% interest, had approximately $11.4 million in cash and cash equivalents. This money was retained for the specific purpose of funding ongoing capital improvement programs for The Bank of Delaware Building and Richland Mall and as otherwise required.

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

         On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common (collectively, the "Owners"), following default by the borrower on the mortgage note securing the property. The Owners considered alternative strategies for Brookdale Center, and ultimately determined that the best course of action was to sell the property. In July 1997, the Owners received an offer to purchase Brookdale Center and subsequently executed a binding purchase and sale agreement in October whereby Talisman Brookdale L.L.C. agreed to purchase Brookdale Center for $24,830,000, of which the Venture's portion is approximately $17,793,000. The Venture, in which the Partnership holds a 20% interest, holds a 71.66% participation interest in Brookdale Center. Management anticipates making a special distribution of the net proceeds shortly after the transaction is complete. Based on the amendment to the Joint Venture Agreement effective as of January 1, 1997, EREIM LP Associates agreed to defer, without interest, its right to receive 20% of the Venture's distribution of sale and financing proceeds, thereby entitling ML/EQ to receive currently 100% of the sale and financing proceeds attributable to the sale. A closing is anticipated to occur prior to year end, subject to customary closing conditions.

         Given the improving capital markets and the investment climate for industrial properties, Management has decided to market the four Chicago Industrial properties for sale. To that end, a brokerage firm has been engaged. If offers to purchase the properties are within the expected price range, Management anticipates the properties will be sold.

         Management has established an enhancement, stabilization, and renovation program for The Bank of Delaware Building which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.4 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, and the balance is expected to be expended through 1999. As of September 30, 1997, approximately $2.9 million of these costs had been expended.

         Included in the estimated $4.4 million of renovation expenditures is approximately $2.3 million for asbestos abatement, $400,000 for sprinkler installation, $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. Management expects the cosmetic upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $3.0 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of September 30, 1997, approximately $619,000 has been expended for tenant improvements. The remaining tenant improvement costs of approximately $2.4 million are expected to be expended over the next few years to lease the currently vacant space.

         The Venture expects to incur costs of approximately $3.8 million to increase tenancy at Richland Mall, including $2.1 million for tenant improvements in connection with leasing approximately 55,000 square feet of space to Redner's Market. Management has executed a lease with Redner's Market that will expand the current 26,000 square foot vacant grocery to approximately 55,000 square feet in order to accommodate the tenant's requirements. The Redner's Market lease is for an initial 20-year term with renewal options thereafter. The balance of approximately $1.7 million is to be expended in connection with the relocation of tenants in order to accommodate Redner's as well as other work required in connection with the project. Additional funds may be expended in connection with any future leasing at the property. Of the total $3.8 million to be expended, approximately $2.3 million of these costs have been incurred as of September 30, 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



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

         The decrease in investment in joint venture to $30.5 million at September 30, 1997 as compared to $32.9 million at December 31, 1996 resulted from the excess of actual cash distributions from the Venture over equity in net income of the Venture. The decrease in Equitable's capital account to $30.2 million at September 30, 1997 as compared to $32.5 million at December 31, 1996 is attributable to cash distributions by the Partnership to Equitable exceeding Equitable's share of net income of the Partnership.

Results of Operations

         The Partnership did not incur any advisory fees for the three and nine months ended September 30, 1997 compared to approximately $32,000 and $94,000 for the three and nine months ended September 30, 1996. No advisory fees were incurred due to a change in the allocation of fees to the Partnership from Equitable.

Certain Forward-Looking Information

         Certain of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding the sale of Brookdale Center and future capital expenditures relating to renovation and development activities. These forward-looking statements are included in this Quarterly Report on Form 10-Q based on the intent, belief or current expectations of the Partnership. However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, the investment climate for particular property types, individual property issues, construction delays due to unavailability of materials, weather conditions or other causes, leasing activities, and the other risks detailed from time to time in the Partnership's SEC reports, including the report on Form 10-K for the year ended December 31, 1996.

                                    PART II



Item l.  Legal Proceedings

         The Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled In Re: ML/EQ Real Estate Partnership Litigation. The consolidated action results from two related cases. Scher v. ML/EQ Real Estate Portfolio, L.P., et al., was served on ML/EQ on July 14, 1997. On September 8, 1997, the Partnership was named as a defendant in Follette v. ML/EQ Real Estate Portfolio, L.P., et al., a substantially similar complaint, also brought in the Court of Chancery of the State of Delaware. The cases were consolidated pursuant to a stipulation between the parties by order of the court on October 3, 1997. In addition to the Partnership, the complaint names as defendants EREIM Managers Corp., Equitable, Equitable Real Estate Investment Management, Inc., EREIM L.P. Corp. and ML/EQ.

         The Plaintiffs purport to sue on behalf of a class of all limited partners of ML/EQ who purportedly have been or will be adversely affected by the conduct of the defendants. The complaint alleges that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate ML/EQ's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold under-performing properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests and other benefits which they have realized on account of their allegedly wrongful conduct. The Partnership intends to defend vigorously against these claims. On November 6, 1997, defendants asserted the complaint, denying any wrongdoing. Additionally, defendants have noticed a motion to dismiss the case on the pleadings in the Delaware Court of Chancery. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, the Partnership's management believes that the ultimate resolution of the litigation should not have a material adverse effect on the financial condition of the Partnership. Due to the early stage of such litigation, the Partnership's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Partnership's results of operations in any particular period.

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

                                    EREIM LP Associates

                                    By: EREIM LP Corp.
                                        General Partner




                                    By: Patricia C. Snedeker
                                        ------------------------------
                                        Patricia C. Snedeker
                                        Vice President, Controller
                                          and Treasurer
                                        (Principal Accounting Officer)




Dated: November 14, 1997

                                 EXHIBIT INDEX


Exhibit No.                           Description

   27             Financial Data Schedule (for SEC filing purposes only)