Form 10-K405
period 1997-12-31
EREIM LP ASSOCIATES
filed 1998-03-31
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 1997

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

             Yes    x                                                No
                   ---                                                  ----

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

                                     PART I.


ITEM 1.           BUSINESS

         Certain of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding future plans with respect to the sale of the properties and future capital expenditures relating to renovation and development activities. These forward-looking statements are included in this Annual Report on Form 10-K based on the intent, belief or current expectations of the Partnership (as hereinafter defined). However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, the investment climate for particular property types, individual property issues, construction delays due to unavailability of materials, leasing activities, weather conditions or other causes, and the other risks detailed from time to time in the Partnership's reports filed with the Securities and Exchange Commission (the "SEC").

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

         The Managing General Partner of ML/EQ was a wholly-owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), which was a wholly owned subsidiary of Equitable. On June 10, 1997, Equitable sold Equitable Real Estate to a subsidiary of Lend Lease

Corporation Limited ("Lend Lease"). The shares of the Managing General Partner were not included in the sale and the Managing General Partner continues to be a wholly-owned indirect subsidiary of Equitable. Lend Lease merged its existing U.S. real estate investment advisor, The Yarmouth Group, Inc., into Equitable Real Estate and changed the name of Equitable Real Estate to ERE Yarmouth, Inc. ("ERE Yarmouth"). ERE Yarmouth was retained by the Managing General Partner, at the Managing General Partner's expense, to continue providing the same services with respect to the Venture, ML/EQ and the properties that Equitable Real Estate has historically provided to the Managing General Partner. See "Advisory Agreement."

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

         Business of the Partnership. The Partnership was formed to invest in a diversified portfolio of properties and mortgage loans. The Partnership considers its business to represent one industry segment, investment in real property. The Partnership has, however, a concentration of retail real estate investments with the inclusion of the Venture's interest in Northland Center, which was transferred to the Venture and Equitable on July 22, 1994. The Venture's interest in Northland Center represented approximately 37%, 32% and 31% of the real estate investments owned by the Venture as of December 31, 1997, 1996 and 1995, respectively, and approximately 42%, 46% and 54% of total revenues of the Venture for the years ended December 31, 1997, 1996 and 1995, respectively. The Venture's interest in Brookdale Center, which was sold in November 1997, represented approximately 12% of the real estate investments owned by the Venture as of December 31, 1996 and approximately 20% and 15% of total revenues of the Venture in the years ended December 31, 1997 and 1996, respectively. Combined retail real estate investments represented approximately 50%, 53% and 55% of real estate investments owned by the Venture as of December 31, 1997, 1996 and 1995, respectively, and approximately 68%, 67% and 66% of total revenues of the Venture for the years ended December 31, 1997, 1996 and 1995, respectively. The Partnership was formed to invest in a diversified portfolio of properties and mortgage loans. The Partnership conducts its real estate investment business through the Venture. The capital of the Venture was provided approximately 20% by the Partnership through the contribution of interests in two zero coupon mortgage notes (see Item 2. PROPERTIES) and approximately 80% by ML/EQ, the managing partner of the Venture, through the contribution of net proceeds of the Offering.

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

         At December 31, 1997, the Venture owned six properties (one of which consists of two adjacent office buildings) and an undivided interest in one property (Northland Center) (collectively, the "Properties"), as a tenant in common with Equitable. All references herein to the Venture's ownership of Northland Center shall be deemed to refer to the Venture's undivided interest as a tenant in common with Equitable unless otherwise indicated. Five of the Properties were purchased at an aggregate cost of approximately $61.5 million. Two of the Properties, Northland Center and 300 Delaware (originally properties that secured a Zero Note and a fixed rate first mortgage loan), respectively, were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million and the estimated fair market value of the 300 Delaware Mortgage Loan immediately preceding the transfer was approximately $8.5 million. In addition, at December 31, 1997, the Venture owned one remaining Mortgage Loan in the principal amount of $6.0 million (the "Mortgage Loan"). (Amounts identified are exclusive of closing costs.) Reference is made to Item 2. PROPERTIES for information concerning the Properties and the Mortgage Loan.

         Real estate investments are recorded at historical cost less accumulated depreciation. For purposes of financial statement presentation, the Properties are stated at cost, unless it is determined that the value of the Properties has been impaired to a level below depreciated cost. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from sale of the Property. In the event this sum is less than the depreciated cost of the Property, the Property will be written down to estimated fair market value. With respect to the Mortgage Loan, management reviews the valuation of the underlying security. If the Venture's portion of the estimated fair market value of the underlying collateral declines below the recorded investment in the Mortgage Loan, impairment will be recognized through the creation of a valuation allowance.

         Neither the Partnership nor the Venture has any real property investments located outside the United States. The Partnership has no employees.

         Leasing Information. See Item 2. PROPERTIES for information regarding percentages of space under lease for each of the Properties and the property that secures the Mortgage Loan, as well as information relating to the percentage of rentable space at each Property covered by leases that are scheduled to expire in each of the years 1998 to 2000.

         Competition. The Properties and the property that secures the Mortgage Loan may compete with other properties in the areas in which they are located for, among other things, desirable tenants. Competitors may include properties owned or managed directly or indirectly by Equitable or ERE Yarmouth or their subsidiaries or affiliates or by affiliates of the Associate General Partner. Owners of some of these properties may have greater resources than the Venture or the owners of the property that secures the Mortgage Loan and/or may be willing or able to make greater concessions (e.g., lower rent or higher allowances for tenant improvements) to attract tenants. Similarly, tenants of the Properties may compete for business with other businesses in the area. Such competition may adversely affect the business (and, in some cases, the viability) of such tenants and, particularly in the case of retail tenants, may reduce the amount of rent received by the Venture under percentage rent provisions.

         The Venture's income from Properties may be affected by many factors, including reductions in rental income due to an inability to maintain occupancy levels, adverse changes in general economic conditions, adverse local conditions (such as decreases in demand for similar or competing facilities or competitive over-building, adverse changes in tax, real estate, zoning and environmental laws or decreases in employment), energy shortages or increased energy costs, or acts of God (such as earthquakes and floods). In addition, the ability of the borrower on the Mortgage Loan to meet its obligations under such loan will be affected by these same factors. See Item 2. PROPERTIES for a description of difficulties experienced by certain of the Properties.

         The holding period for the Properties was originally intended to be 7 to 10 years. However, the original 7 to 10 year holding period for most of the Properties ends in May 1998 and ML/EQ does not expect to sell the remaining Properties prior to such time. ML/EQ continues to evaluate appropriate strategies for the ownership of each of the Properties in order to achieve maximum value. In this regard, ML/EQ considers improving capital markets and investment markets for most types of real estate; local market conditions; future capital needs, including potential lease exposure for specific properties; prevailing interest rates; the availability of mortgage financing at the time that the Properties are offered for sale and other issues that impact property performance. Similarly, such factors may affect the ability of the borrower under the Mortgage Loan held by the Venture to sell or refinance the property that secures such loan, which may adversely affect the ability of the borrower to pay such loan at maturity. As described in the ML/EQ Partnership Agreement, liquidation or dissolution of the Venture will be delayed until the sale, retirement or other disposition of the Mortgage Loan and Properties held by the Venture (other than purchase money notes from the sale of a property) or the liquidation of ML/EQ, but not beyond December 31, 2002. See INVESTMENT GUARANTY AGREEMENT AND RELATED MATTERS below.

         Conflicts of Interest. Equitable and its subsidiaries and affiliates and its advisor, ERE Yarmouth, are among the largest owners and managers of real estate assets in the country and certain activities in which they currently or in the future may engage will be competitive with the Partnership, ML/EQ, and the Venture. As Managing General Partner of the managing partner of the Venture, EREIM Managers Corp. may encounter various conflicts of interest in managing ML/EQ's and the Venture's businesses. These conflicts may, for example, arise in connection with the allocation of leasing or sale opportunities, selection of service providers such as property managers (including whether to retain an affiliate or a non-affiliate), determination to exercise or forbear exercise of certain rights (e.g., eviction or foreclosure), or the timing of investment dispositions or liquidations. While EREIM Managers Corp. believes that it will be able to resolve such conflicts in an equitable manner, it is possible that such conflicts may not be resolved in favor of ML/EQ, the Venture, or the Partnership.

         Presently, five Properties are managed and leased by Compass Management and Leasing, Inc. ("Compass") and ERE Yarmouth Retail, Inc. (formerly Compass Retail, Inc.) ("ERE Yarmouth Retail"), affiliates of ERE Yarmouth, which until June 10, 1997 were affiliates of Equitable. The property management agreements are at market rates but not in excess of the rates permitted under the Partnership Agreement. Property management fees for properties managed by Compass and ERE Yarmouth Retail were approximately $396,000, $407,000 and $443,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and ERE Yarmouth Retail were approximately $276,000, $124,000 and $94,000 during 1997, 1996 and 1995, respectively. Leasing commissions are capitalized in deferred leasing costs on the Venture's balance sheet or expensed in real estate operating expenses on the Venture's statements of operations in accordance the Venture's capitalization policy. The Venture reimbursed Compass and ERE Yarmouth Retail for payroll incurred of approximately $1.8 million, $1.7 million and $2.0 million during 1997, 1996 and 1995, respectively. Payroll reimbursements are included in real estate operating expenses on the Venture's statements of operations. Additionally, the Venture paid construction management fees to Compass and ERE Yarmouth Retail of approximately $12,000, $92,000 and $168,000 during 1997, 1996 and 1995, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

         The General Partners or their affiliates are entitled to receive various recurring fees for the supervision and administration of partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of ML/EQ. At December 31, 1997, 1996 and 1995 the accrued balance for these fees and reimbursements totaled approximately $630,000, $608,000 and $610,000, respectively. Supervisory and mortgage loan servicing fees paid by ML/EQ to the Managing General Partner were approximately $747,000, $687,000 and $683,000 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts, which were then paid by the Managing Partner at its sole expense to ERE Yarmouth or its predecessor as asset management fees, are included in ML/EQ's statements of operations as asset management fees and as components of general and administrative expense.

         Advisory Agreement. On June 10, 1997, in connection with Lend Lease's purchase of Equitable Real Estate, the Managing General Partner entered into a real estate investment advisory agreement with Equitable Real Estate whereby Equitable Real Estate (currently known as ERE Yarmouth) agreed to perform, at the Managing General Partner's sole expense, certain duties and obligations in respect of the Venture. The agreement automatically terminates upon such date as
(i) all of the Properties are sold, (ii) all Mortgage Loans are paid and discharged and (iii) the affairs of ML/EQ and the Venture are fully wound up, unless sooner terminated by the Managing General Partner. The agreement is terminable by the Managing General Partner (a) upon a material breach by ERE Yarmouth, (b) for any reason or without cause upon ten days prior written notice to ERE Yarmouth by the Managing General Partner or (c) upon the termination of the investment advisory agreement between ERE Yarmouth and Equitable with respect to Equitable's general account.

         Working Capital Reserves. The Partnership has not established working capital reserves at any level. The Partnership may establish and maintain such working capital reserves as the General Partners from time to time may determine appropriate, in light of the nature of the Venture's investments and other considerations.

         Insurance. The Properties are covered under insurance contracts that provide comprehensive general liability as well as physical damage protection. Such insurance contracts also cover other properties in which Equitable, its subsidiaries, or its insurance company separate accounts have an ownership interest.

         Although the Venture carries comprehensive insurance on the Properties and the terms of the Venture's Mortgage Loan requires the borrower to obtain and maintain general liability, property damage and certain other insurance in specified amounts, there are certain risks (such as earthquakes, floods and wars) that may be uninsurable or not fully insurable at a cost believed to be economically feasible. Moreover, there can be no assurance that particular risks that are currently insurable will continue to be so, or that current levels of coverage will continue to be available at a cost believed to be economically feasible. The Managing General Partner, on behalf of ML/EQ as managing partner of the Venture, will use its discretion in determining the scope of coverage, limits and deductible provisions on insurance, with a view to maintaining appropriate insurance on the Properties at an appropriate cost. Similarly, the Managing General Partner will use its discretion in determining whether and when to permit the borrower under the Mortgage Loan to obtain and maintain coverage that differs from the requirements of the mortgage, with a view to requiring appropriate insurance on the property which secures the Mortgage Loan in light of prevailing insurance market, economic, and other factors. This may result in insurance which will not cover the full extent of a loss or claim.

         Investment Guaranty Agreement and Related Matters. Under an investment guaranty agreement dated March 10, 1988 by and between the Partnership and the Venture (the "Guaranty Agreement"), The Partnership has guaranteed to pay the Venture, if necessary, ninety days after the earlier of the sale, retirement, or other disposition of the Mortgage Loan and Properties or the liquidation of ML/EQ, an amount which when added to all distributions from ML/EQ to the holders of BACs ("BAC Holders") will enable ML/EQ to provide the BAC Holders with a minimum return (the "Minimum Return") equal to their Capital Contributions plus a simple annual return equal to 9.75% multiplied by their Adjusted Capital Contributions (as defined in the Guaranty Agreement), calculated from the investor closing at which the BAC Holder acquired its BACs.

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

         If the Venture holds a purchase money note from the sale of a Property at the time all other investments of ML/EQ and the Venture have been disposed of and the proceeds distributed, any remaining obligation of the Partnership under the Guaranty Agreement will be reduced by (i) the aggregate amount of all cash payments to BAC Holders and Limited Partners and (ii) the discounted value (at the market rate of interest of a U.S. Treasury security having a comparable term) of principal and interest payments on the purchase money note. The Partnership will be required to either purchase the purchase money note from the Venture at its discounted value or guarantee timely payment of principal and interest under the note, but only to the extent such note reduces obligations under the Guaranty Agreement and so long as the note does not reduce obligations below zero. If the Venture sells a purchase money note at a premium over the discounted value of the note, the premium will be paid to the Partnership to the extent of any payments made under the Guaranty Agreement. Moreover, the Partnership will be entitled to receive any cash payments paid to ML/EQ (other than payments from a purchase money note guaranteed by the Partnership) to the extent that it has made any payment under the Guaranty Agreement.

         The obligation of the Partnership to pay the Minimum Return is subject to reduction for (i) any Federal, state or local corporate income or franchise tax imposed upon ML/EQ or the Venture, and (ii) any Federal, state or local income, gross receipts, value-added, excise or similar tax imposed on ML/EQ or the Venture not imposed under law at the time of the Offering, other than any such local tax imposed as a result of owning real property in the locality. All distributions from ML/EQ to BAC Holders from whatever source will reduce the amount of the Partnership's obligation under the Guaranty Agreement. The obligations of the Partnership under the Guaranty Agreement will terminate in the event that upon the written consent or the affirmative vote of BAC Holders or Limited Partners owning more than 50% of the Interests either (i) EREIM Managers

Corp. is removed as the Managing General Partner of ML/EQ or (ii) ML/EQ is dissolved without the consent of EREIM Managers Corp. The Guaranty Agreement states that the maximum liability of the Partnership under the Guaranty Agreement is $271,211,250. Based upon the assumption that the last Property is sold on December 31, 2002, upon expiration of the term of ML/EQ, and subject to the foregoing description of the Guaranty Agreement, the obligations of the Partnership under the Guaranty Agreement as of December 31, 1997 are limited to $202,642,593. The Keep Well Agreement provides that only LP Corp. and its successors will have the right to enforce Equitable's obligations thereunder.

         The obligations of the Partnership under the Guaranty Agreement are nonrecourse to Equitable but are recourse as to LP Corp. Equitable has entered into an agreement dated as of March 10, 1988 (the "Keep Well Agreement") with LP Corp. which provides that Equitable will make capital contributions to LP Corp. in such amounts as to permit LP Corp. to pay its obligations with respect to the Guaranty Agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. Subject to the foregoing, the obligations of Equitable under the Keep Well Agreement as of December 31, 1997 are $202,642,593. The Keep Well Agreement provides that only LP Corp. and its successors will have the right to enforce Equitable's obligations thereunder.

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

         At December 31, 1997, 1996 and 1995, Equitable's total surplus, calculated in accordance with the statutory method of accounting, was approximately $2.46 billion, $2.26 billion and $2.20 billion, respectively. At December 31, 1997, 1996 and 1995, Equitable's total consolidated capital, calculated in accordance with the statutory method of accounting and consisting of surplus and the Asset Valuation Reserve, was approximately $3.91 billion, $3.56 billion and $3.55 billion, respectively.

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

ITEM 2.           PROPERTIES

         At December 31, 1997, approximately 78% of the aggregate rentable square feet of the Venture's Properties was leased. Leases covering approximately 1.8%, 10.1% and 14.6% of the Properties rentable square feet are scheduled to expire in 1998, 1999 and 2000, respectively.

         In November 1997, the Venture sold Brookdale Center to Talisman Brookdale L.L.C. for approximately $24.8 million, of which ML/EQ's portion was approximately $17.8 million. The Venture, in which ML/EQ holds an 80% interest, held a 71.66% participation interest in Brookdale Center. The sale generated approximately $17.7 million in net sales proceeds. ML/EQ made a special distribution of the net proceeds in December 1997. See ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         In December 1997, the Venture sold the warehouse/office Properties located at 701 Maple Lane, 733 Maple Lane, 7550 Plaza Court and 800 Hollywood, all in Chicago (the "Chicago Industrial Properties") to SSP Real Estate O'Hare, Inc. for approximately $7.9 million. The sale generated approximately $7.6 million in net sales proceeds. ML/EQ made a distribution of the net proceeds from the sale and from previous sale and financing events in February 1998. See
ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Set forth below is a brief description of each of the Venture's investments at December 31, 1997. Reference is made to Notes 3, 4, 5 and 9 of the Notes to Consolidated Financial Statements in Item 8. FINANCIAL STATEMENTS. The Venture has fee ownership of the land and improvements relating to each of the Properties.

      Name, Location                     Approximate         Date of             Year of
   and Type of Property                      Size          Acquisition          Completion
----------------------------             ------------      -----------          ----------
1200 Whipple Road                           257,500           3/17/88              1963
Union City, CA                              sq. ft.
warehouse/distribution

Richland Mall                               185,794           7/19/88             1974-75
Bucks County, PA                            sq. ft.
shopping center

16/18 Sentry Park West                      187,333          12/22/88               1988
Montgomery County, PA                       sq. ft.
office buildings

1850 Westfork Drive                         103,505           1/6/89                1988
Lithia Springs, GA                          sq. ft.
warehouse/distribution

1345 Doolittle Drive                        326,414           5/18/89               1964
San Leandro, CA                             sq. ft.
warehouse/distribution

Northland Center                            468,823(1)        7/22/94               1954
Southfield, MI                              sq. ft.
regional mall

300 Delaware                                314,313           1/15/94               1970
Wilmington, DE                              sq. ft.
office building

-------------
(1)  Excludes square feet of properties owned by certain anchor stores.

Projected Annual Aggregate Lease Payments to be Received (in dollars)(1)

Name of Property                   1998          1999           2000             2001         2002        Thereafter
--------------------------------------------------------------------------------------------------------------------
1200 Whipple Rd.              $1,098,200     $1,261,675      $1,261,675    $1,261,675     $1,261,675    $   817,376
Richland Mall                  1,014,816      1,015,274         988,899       933,036        931,978      8,573,940
16/18 Sentry Park West         3,205,929      2,899,434       1,992,546       836,089        602,630      1,795,626
1850 Westfork Dr.                      0              0               0             0              0              0
1345 Doolittle Dr.             1,153,290      1,041,568         760,957       396,141        101,076              0
Northland Center (2)           3,629,268      3,256,984       2,842,648     2,474,882      1,986,104      4,210,477
300 Delaware                   1,383,736      1,367,936       1,347,953     1,143,597      1,014,993      2,015,806
                             -----------    ------------     ----------    ----------     ----------    -----------
                             $11,485,239    $10,842,871      $9,194,678    $7,045,420     $5,898,456    $17,413,225
                             ===========    ============     ==========    ==========     ==========    ===========

---------------------
(1) Lease payments to be received under noncancelable operating leases in effect as of December 31, 1997.

(2) Montgomery Ward filed for Chapter 11 Bankruptcy during 1997. The store closed in January 1998, yet will continue to pay ground rent through March 31, 1998. This ground rent has been included in the schedule of projected annual aggregate lease payments to be received.

Range of Lease Expirations

        Name of Property                                             Years
--------------------------------                                   ---------
1200 Whipple Road                                                    2003
Richland Mall                                                      1999-2017
16/18 Sentry Park West                                             1998-2007
1850 Westfork Drive                                                   (1)
1345 Doolittle Drive                                               1999-2002
Northland Center                                                   1998-2014
300 Delaware                                                       1998-2007

-----------------------
(1) Vacant as of December 31, 1997

Major Tenants

         The following list sets forth major tenants for the Properties together with percentage of space used by such tenants as of December 31, 1997:

         Properties                         Major Tenants                        Percentage of Leasable Space
     -----------------                      -------------                        ----------------------------
     1200 Whipple Road                      Broadway Stores, Inc.                             100%

     Richland Mall                          Bon Ton Department Store                         45.4%
                                            Redner's Market                                  29.3%

     16/18 Sentry Park West                 Liberty Mutual                                   15.2%
                                            J&B Software                                     10.8%

     1850 Westfork Drive                    N/A                                                (1)

     1345 Doolittle Drive                   Treasure Chest Advertising                       44.1%
                                            National Distribution Agency                     23.5%
                                            Jay-N Company                                    18.6%

     Northland Center                       Hudson's Department Store                          (2)
                                            J.C. Penney                                        (2)
                                            Montgomery Ward                                    (2)
                                            Target                                             (2)

     300 Delaware                           PNC Bank                                         32.7%

------------

(1)  At December 31, 1997, 1850 Westfork Drive was 100% vacant.

(2) Hudson's Department Store, J.C. Penney, Montgomery Ward, and Target independently constructed and operate their stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores covering 511,509 square feet, 283,534 square feet, 117,750 square feet, and 116,222 square feet, respectively, are not included in the gross leasable area of the mall. In addition, J.C. Penney and Montgomery Ward pay ground rent.

Description of Properties

     1200 Whipple Road is a one-story warehouse/distribution property located in the Hayward-Union City market area, approximately 25 miles southeast of San Francisco. At December 31, 1997, the property was 100% leased to Broadway Stores, Inc. under a lease that runs through August 2003. The lease was assigned to Broadway Stores, Inc. by Permer Control in February 1996. The lease is guaranteed by Broadway Stores, Inc. and management expects all obligations under the lease to be fulfilled.

     Richland Mall is located in Richland Township, Pennsylvania. It was converted to a community shopping center in 1997. The primary tenants include Bon Ton Department Store, Redner's Market Grocery Store, CVS, and Radio Shack. At December 31, 1997, the Mall was approximately 86% leased with 26,308 square feet vacant. Excluding the two anchor stores, the Mall was 44% leased. Leases covering approximately 0.6% and 1.4% of the space are scheduled to expire in 1999 and 2000, respectively.

     In an effort to strengthen Richland Mall's position in this market, management embarked on a plan in 1997 to (i) address the physical drawbacks of the center and (ii) enhance tenant mix. The redevelopment of the property from an enclosed mall to a community shopping center was near completion at December 31, 1997. Redner's Market, Radio Shack and CVS have taken occupancy in their new locations and opened for business in November 1997, September 1997 and July 1997, respectively. Currently, the vacant space is being actively marketed by management.

     Wal-Mart, which has been attempting to enter this market for the past few years, has received zoning approval and has already begun construction of a Wal-Mart store, which is expected to open in June 1998. The Wal-Mart Shopping Center store is expected to open in June 1998. The Wal-Mart Shopping Center (including the Wal-Mart store) is likely to compete with Richland Mall.

     16/18 Sentry Park West are two four-story office buildings located approximately 15 miles northwest of the Philadelphia central business district. Tenants include Liberty Mutual Insurance Company and J&B Software. At December 31, 1997, the property was 99% leased. Leases covering approximately 2.1%, 23.0% and 45.2% of the space are scheduled to expire in 1998, 1999 and 2000, respectively.

     1850 Westfork Drive is a one-story warehouse/distribution facility located approximately 15 miles west of the Atlanta central business district. On August 30, 1997, the lease with Treadway Exports Limited ("Treadway") expired and Treadway vacated the property. At December 31, 1997 the property was 100% vacant. Management is actively marketing the space for lease.

     1345 Doolittle Drive is a one-story warehouse/distribution property located in San Leandro, California approximately one mile south of Oakland International Airport. At December 31, 1997, the property was 100% leased. Major tenants include Treasure Chest Advertising and Publishing, Stericycle, Inc., National Distribution Agency and Jay-N Company. Leases covering approximately 25.5% and 44.1% of the space are scheduled to expire in 1999 and 2000, respectively.

     Northland Center, which was transferred to the Venture and Equitable (collectively, the "Owners") by a deed in lieu of foreclosure on July 22, 1994, is a regional enclosed mall located in Southfield, Michigan. Major tenants include Hudson's Department Store, J.C. Penney, Montgomery Ward and Target. As of December 31, 1997, the Center was approximately 67% leased (excluding the anchor stores). Leases covering approximately 5.7%, 12.3% and 5.8% of the space (excluding the anchor stores) are scheduled to expire in 1998, 1999 and 2000, respectively.

     Montgomery Ward filed for bankruptcy protection in July 1997. At December 31, 1997, the Northland Center store was still open for business. On January 4, 1998, the store closed, although Montgomery Ward continues to pay ground rent. Under Federal Bankruptcy Law, Montgomery Ward has the right to reject, assume or assign its lease. In order to control the use of the space, the ML/EQ agreed to pay Montgomery Ward's assignee $100,000 in exchange for a rejection of the lease, which is expected to be effective March 31, 1998.

     The space vacated by the Montgomery Ward store and the vacant Kohl's Department Store's ("Kohl's") space containing 60,806 square feet (which has been vacant since March 1995) represent challenges for the Owners. While conditions in the retail industry have seen some improvement, the Montgomery Ward and Kohl's vacancies and the age of the mall place the property at a competitive disadvantage.

     300 Delaware, which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994, is a seventeen story office building in Wilmington, Delaware. PNC Bank, a major tenant, occupies 102,808 square feet, or 32.7% of the building. PNC's lease expires in May 2005 and contains an option to renew. PNC's rent is substantially below market rates. As of December 31, 1997, the building was approximately 61% leased. Over the past year, management has removed asbestos from a number of the vacant floors in the building. Currently, approximately 46,492 square feet of the 121,871 square feet of vacant space still contain asbestos, removal of which is scheduled for 1998 and 1999. The majority of deferred maintenance has been corrected, and thus contemplated capital expenditures in 1998 will generally be for asbestos abatement, tenant improvements and leasing commissions in connection with actual leasing. Leases covering approximately 1.0%, 0.2% and 3.7% are scheduled to expire in 1998, 1999 and 2000 respectively.

     Management has established an enhancement/stabilization and renovation program for 300 Delaware. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further information regarding this renovation program.

Outstanding Mortgage Loan

                                                      Principal &
  Name, Location                                      Accrued Int.
  and Type of                     Date of             at Date of               Interest
   Property                     Investment            Investment                 Rate                Maturity
  --------------                ----------            ------------             --------              --------
Jericho Village                   1/31/89               $6,000,000               10.25%              2/1/99
Weston, MA
apartment complex

         Jericho Village Loan is a first mortgage loan to the Wilcon Company secured by an apartment complex in Weston, Massachusetts. Interest-only payments on the loan in the amount of $51,250 are due monthly in arrears during the term of the loan, with the full principal amount of the loan due upon maturity of the loan on February 1, 1999. The borrower may prepay the loan in full subject to a prepayment penalty based on a yield maintenance formula, but not less than 2% of the principal balance of the loan. The property that secures the loan consists of 22 free-standing one and two-story apartment buildings, containing a total of 99 apartment units. At December 31, 1997, the property was approximately 99% leased.

Brookdale Center

         Brookdale Zero Note was a first mortgage note secured by Brookdale Center, a regional shopping mall located approximately five miles northwest of the central business district of Minneapolis, Minnesota. The Venture acquired its 71.66% participation interest in 1988 from Equitable which held the remaining 28.34% interest. The Venture's participation interest had a fair value (including accrued interest) at the time of acquisition of approximately $12.3 million. The borrower was Midwest Real Estate Shopping Center, L.P. ("Midwest"), formerly Equitable Real Estate Shopping Center, L.P. The note had an implicit interest rate of 10.2% compounded semiannually, with the Venture's portion of the principal and accrued interest totaling approximately $25.3 million due June 30, 1995.

         Management discontinued the accrual of interest relating to the Brookdale note beginning with the second quarter of 1995 as the accreted value of the mortgage approximated the estimated fair market value of the Brookdale Center. The Venture's share of the note plus accrued interest at the time was approximately $24.7 million.

         An internal review of the property, performed for the Venture as of September 30, 1995, estimated the fair market value of Brookdale Center to be approximately $30.0 million. The Venture recorded a valuation allowance of approximately $3.2 million to value its interest in the Brookdale Zero Note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the Center, or approximately $21.5 million. This valuation allowance was presented on the consolidated balance sheets as a decrease in assets and partners' capital and on the consolidated statements of operations as a provision for impairment on zero coupon mortgage. See "MANAGEMENT'S

         DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common pursuant to a Chapter 11 bankruptcy plan for Midwest that was approved by the Bankruptcy Court on November 25, 1996. The consideration for this transfer was (i) release of Midwest from its obligations under the Brookdale zero coupon note and
         (ii) payment to Midwest of $500,000, of which the Venture's portion was approximately $358,000. An internal review of the property, performed for the Venture as of the date of transfer, estimated the fair market value of Brookdale Center to be approximately $21.7 million, of which the Venture's portion was approximately $15.6 million. Following the transfer, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties and income and expenses were recorded from that date. The Venture recognized a loss of approximately $6.2 million to record Brookdale Center at its estimated fair market value. The Venture recorded its proportionate share of the assets, liabilities, revenues, and expenses of the undivided interest in Brookdale Center in accordance with the Participation Agreement dated March 3, 1988 between the Venture and Equitable, as amended on March 10, 1988, which is included as an exhibit to this annual report.

         In November 1997, the Venture sold Brookdale Center to Talisman Brookdale L.L.C. for approximately $24.8 million, of which ML/EQ's portion was approximately $17.8 million. ML/EQ made a special distribution of the net proceeds in December 1997.

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

ITEM 3.           LEGAL PROCEEDINGS

         The Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. The consolidated action results from two related cases. Scher v. ML/EQ Real Estate Portfolio, L.P., et al., was served on ML/EQ on July 14, 1997. On September 8, 1997, the Partnership was named as a defendant in Folette v. ML/EQ Real Estate Portfolio, L.P., et al., a substantially similar complaint, also brought in the Court of Chancery of the State of Delaware. The cases were consolidated pursuant to a stipulation between the parties by order of the court on October 3, 1997. In addition to the Partnership, the complaint names as defendants the Managing General Partner, Equitable, Equitable Real Estate, EREIM L.P. Corp. and ML/EQ.

         The Plaintiffs purport to sue on behalf of a class of all limited partners of ML/EQ who purportedly have been or will be adversely affected by the conduct of the defendants. The complaint alleges that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate ML/EQ's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold under-performing properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests and other benefits which they have realized on account of their allegedly wrongful conduct. The Partnership intends to defend vigorously against these claims. On November 6, 1997, defendants answered the complaint, denying any wrongdoing. Additionally, defendants have noticed a motion to dismiss a portion of the case on the pleadings in the Delaware Court of Chancery. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, the Partnership's management believes that the ultimate resolution of the litigation will not have a material adverse effect on the financial condition of the Partnership. Due to the early stage of such litigation, the Partnership's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Partnership's results of operations in any particular period.

         Several class action suits have been filed against Midwest, the general partner of Midwest, certain officers of such general partner, Lehman Brothers, Inc., Equitable and Equitable Real Estate. The complaints allege, among other things, that defendants breached their fiduciary duties and violated federal securities laws in connection with the initial sale of BACs, the operation of Midwest and Midwest's sale of Northland Center to the Venture and Equitable. The Venture, ML/EQ, and the Partnership have not been named as parties to the lawsuits. A settlement of these class actions was approved by the District Court on February 20, 1998.

         On October 30, 1996, the plaintiffs in one of the class action suits previously filed against Midwest, Equitable and others filed a claim for equitable subordination against Equitable in the Midwest bankruptcy proceeding. The claim alleges, among other things, that Equitable breached a fiduciary duty to Midwest's investors and violated federal securities laws in connection with the initial sale of interests in Midwest and, as such, that Equitable should not be entitled to preferential treatment in bankruptcy court. On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable in a bankruptcy court proceeding free and clear of any claims that Midwest or any other creditors may have. Ultimate resolution of this claim is expected to have no effect on Brookdale Center or the Venture. On October 31, 1997, this proceeding was dismissed, subject to the District Court's approval of the class action settlement.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II.


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCK HOLDER MATTERS

         There is no market for the Guaranty Agreement and it is not expected that one will develop. Accordingly, accurate information as to the market value of a BAC at any given date is not available. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") has generally offered a limited partnership secondary service through the Merrill Lynch Limited Partnership Secondary Transaction Department ("LPSTD").

         BACs are transferable as provided in Article Seven of the Partnership Agreement. Subject to certain restrictions, the General Partners of ML/EQ are authorized to impose restrictions on the transfer of BACs or Interests (or take such other action as they deem necessary or appropriate) so that ML/EQ is not treated as a "publicly-traded partnership" as defined in Section 7704(b) of the Internal Revenue Code of 1986 (or any similar provision of succeeding law) which could result in adverse tax consequences. See "AMENDMENTS TO PARTNERSHIP AGREEMENT--TRANSFER OF INTERESTS" in the March 3 Supplement.

         BAC Holders will receive cash distributions, allocations of taxable income and tax loss and guaranty proceeds as provided in Article Four of the Partnership Agreement. For additional information regarding the Guaranty Agreement, see Item 1. BUSINESS.


ITEM 6.           SELECTED FINANCIAL DATA

         The following sets forth the selected financial data for the Partnership on a consolidated basis for the years ended December 31, 1993, 1994, 1995, 1996 and 1997:


                                    1997                1996                1995                1994                 1993
                                    ----                ----                ----                ----                 ----
Total revenue                   $ 3,043,112         $ 1,562,188         $ 2,199,500         $ 2,909,580         $   596,866

Net income                      $ 3,015,062         $ 1,405,198         $ 2,024,609         $ 2,860,139         $   578,581
(loss)


Total assets                    $31,699,217         $33,087,819         $32,743,147         $31,940,356         $21,940,317

         The above selected financial data for the years 1993 through 1997 should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         As of December 31, 1997, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners, from time to time, determine are appropriate.

         The Partnership owns a 20% interest in the Venture. At December 31, 1997, the Venture owned six real properties, an undivided interest in one real property as a tenant in common with Equitable and one Mortgage Loan on a real property. Five of the Properties were purchased at an aggregate cost of approximately $61.5 million. Two of the properties, Northland Center and 300 Delaware (originally properties that secured a Zero Note and a Fixed-Rate Mortgage Loan, respectively), were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million and the estimated fair market value of the 300 Delaware Mortgage
Note immediately preceding the transfer was approximately $8.5 million. Brookdale Center (originally a property that secured a Zero Note) was transferred to the Venture during December 1996 pursuant to a Chapter 11 bankruptcy plan for Midwest. The estimated fair market value of the Venture's undivided interest in the Zero Note immediately preceding the transfer was approximately $15.6 million. Brookdale Center was sold by the Venture in November 1997. At December 31, 1997 the Venture also had approximately $19.3 million in cash and cash equivalents. $15.6 million was distributed to ML/EQ in February 1998, of which $14.9 million was distributed to BAC Holders in February 1998. The remaining $700,000 was used to pay various semi-annual fees incurred by ML/EQ. An additional $320,000 was distributed to the Partnership, representing the Partnership's 20% interest in amounts distributed to cover fees. The remaining cash and cash equivalents of approximately $3.4 million is intended to be utilized primarily to fund the renovation work on the 300 Delaware, to fund possible costs incurred to increase tenancy at Richland Mall and Northland Mall, to fund capital improvements at the Venture's other Properties, and to cover general working capital requirements.

         All of the Venture's Properties and the Mortgage Loan were acquired without mortgage indebtedness, and neither the Venture nor the Partnership has incurred any borrowings. In the aggregate, the Venture's Properties and its Mortgage Loan are currently producing operating cash flow to the Venture which, net of expenses of the Venture and the establishment or increase of reserves, is distributable 20% to the Partnership and 80% to ML/EQ.

         Management continues to evaluate appropriate strategies for the ownership of each of the assets in its portfolio in order to achieve maximum value. In this regard, Management considers improving capital markets and investment markets for most types of real estate; local market conditions; future capital needs, including potential lease exposure for specific properties; and other issues that impact property performance. Among other things, this analysis will provide the basis for hold/sell recommendations for the properties.

         On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common (collectively, the "Owners"), following default by the borrower on the mortgage note securing the property. The Owners considered alternative strategies for Brookdale Center and ultimately determined that the best course of action was to sell the property. In July 1997, the Owners received an offer to purchase Brookdale Center and subsequently executed a binding purchase and sale agreement in October whereby Talisman Brookdale L.L.C. agreed to purchase Brookdale Center for approximately $24.8 million, of which the Venture's portion was approximately $17.8 million. In November 1997, the Venture sold Brookdale Center to Talisman Brookdale L.L.C. and made a special distribution of the net proceeds in December 1997. Based on the amendment to the Joint Venture Agreement effective as of January 1, 1997, the Partnership agreed to defer, without interest, its right to receive 20% of the Venture's distribution of sale and financing proceeds, thereby entitling the ML/EQ to receive currently 100% of the sale and financing proceeds attributable to the sale.

         Management of the Venture has established an enhancement, stabilization and renovation program for 300 Delaware which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.4 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, $398,000 was incurred in 1997, and the remaining balance is expected to be expended through 1999. As of December 31, 1997, approximately $3.1 million of these costs have been expended. Approximately $98,000 in capital costs at 300 Delaware have been accrued but not paid as of December 31, 1997.

         Included in the estimated $4.4 million of renovation expenditures is approximately $2.3 million for asbestos abatement of which approximately $1.4 million has been expended. Also included in the $4.4 million is $400,000 for sprinkler installation, $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. Management expects the cosmetic upgrades to give the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $3.0 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of December 31, 1997, approximately $946,000 had been expended for tenant improvements. The remaining tenant improvement costs of approximately $2.1 million are expected to be expended over the next few years to lease the currently vacant space.

         As of December 31, 1997, the Venture has incurred costs of approximately $3.7 million to increase tenancy at Richland Mall and, in 1998, expects to incur an additional $100,000 to finish the project.

         For 1997, the Partnership's distributions received from the Venture totaled $3,820,000. In addition, the Partnership received payments totaling $362,200 in respect of the fee for providing the guarantee of minimum return pursuant to the Guaranty Agreement. The Partnership will continue to be entitled to the recurring portion of the Guaranty Fee at the rate of .35% of average annual adjusted capital contributions of BAC Holders. The Partnership currently distributes all or substantially all of its share of cash distributions from the Venture (as well as payments of the Guaranty Fee) to its partners and expects to continue to do so.

         Under the terms of the Guaranty Agreement which has been assigned to ML/EQ, following the earlier of the sale or other disposition of all of the Properties and Mortgage Loans or the liquidation of ML/EQ, the Partnership has guaranteed to pay an amount which, when added to all distributions from ML/EQ to the BAC Holders, will enable ML/EQ to provide the BAC Holders with a minimum return equal to their original capital contributions plus a simple annual return equal to 9.75% simple interest per annum multiplied by their adjusted capital contributions, calculated from the investor closing at which an investor acquired his or her BACs, subject to certain limitations. Since inception, ML/EQ has made the following distributions:

         Period Ended                                Date Paid                          Distribution per BAC
         ------------                                ---------                          --------------------
         December 31, 1990                           February 28, 1991                  $0.25
         June 30, 1991                               August 31, 1991                    $0.50
         December 31, 1991                           February 28, 1992                  $0.50
         June 30, 1992                               August 31, 1992                    $0.662(1)
         December 31, 1992                           February 28, 1993                  $0.40
         June 30, 1993                               --                                 $0.00
         December 31, 1993                           February 28, 1994                  $0.10(2)
         June 30, 1994                               August 31, 1994                    $0.10(2)
         December 31, 1994                           February 28, 1995                  $0.15(2)
         June 30, 1995                               August 31, 1995                    $0.15(2)
         December 31, 1995                           February 29, 1996                  $0.10(2)
         June 30, 1996                               August 29, 1996                    $0.10(2)
         December 31, 1996                           February 28, 1997                  $0.15(2)
         June 30, 1997                               August 29, 1997                    $2.70(3)
         November 30, 1997                           December 23, 1997                  $3.26(4)
         December 31, 1997                           February 27, 1998                  $2.75(5)

(1) The distribution made on August 31, 1992 to holders of record on June 30, 1992 includes a $0.162 distribution of sale or financing proceeds associated with the termination of the lease with Saab-Scania of America, Inc. at 1850 Westfork Drive.
(2) All of the distributions made from 1994 through February 28, 1997 constitute distributions of sale or financing proceeds derived from a portion of the proceeds from the pay-off of the Mortgage Loan to the Second Merritt Seven Joint Venture on November 22, 1993.
(3) The August 29, 1997 distribution represents a distribution of distributable cash from operations. ML/EQ made a decision to distribute a major portion of the monies previously held following its decision to sell Brookdale Center.
(4) The December 23, 1997 distribution constitutes distributions of sale or financing proceeds derived from the sale of Brookdale Center.
(5) The February 27, 1998 distribution constitutes distributions of sale or financing proceeds derived from the sale of the Chicago Industrial Properties during 1997, remaining proceeds from both the sale of Brookdale Center and the pay-off of the mortgage loan to the second Merritt Seven Joint Venture and early lease termination payments.

         The determination to withhold the 1995 distributions of distributable cash was based on the uncertainty regarding the level and timing of expenditures relating to Brookdale Center as well as the likelihood of significant capital expenditures for the renovation of 300 Delaware. The determination to withhold the 1996 distributions of distributable cash was based on the needs of Brookdale Center expenditures, the needs of the Venture to fund significant capital expenditures for the renovation of 300 Delaware, costs incurred at Richland Mall to increase tenancy, and the Venture's pro rata share of costs incurred in connection with the Brookdale zero coupon mortgage note. The levels of future cash distributions principally will be dependent on the distributions to the Partnership by the Venture, which in turn will be dependent on returns from the Venture's investments and future reserve requirements, including but not limited to renovations at 300 Delaware and Richland Mall.

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

         During 1995, 1996 and 1997, the Venture received approximately $1.5 million, $179,000 and $133,000, respectively, for early lease termination payments. These early lease termination payments were classified as sale or financing proceeds and were distributed in 1998. See Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The amount and timing of distributions from sale or financing proceeds depend upon payments of the Mortgage Loan and maturity schedule, the timing of disposition of Properties as well as the need to allocate such funds to increase reserves.

         The Venture, ML/EQ, and the Partnership are all intended to be self-liquidating in nature, meaning that proceeds from the sale of properties or principal repayments of loans will not be reinvested but instead will be distributed to BAC Holders and partners, subject to certain limitations. Under the terms of the Guaranty Agreement which has been assigned to ML/EQ, following the earlier of the sale or other disposition of all of the Properties and Mortgage Loans or the liquidation of ML/EQ, the Partnership has guaranteed to pay an amount which, when added to all distributions from the Partnership to the BAC Holders, will enable the Partnership to provide the BAC Holders with a minimum return equal to their original capital contributions plus a simple annual return equal to 9.75% simple interest per annum multiplied by their adjusted capital contributions calculated from the investor closing at which an investor acquired his BACs, subject to certain limitations. Capital contributions by the BAC Holders totaled $108,484,500. As of December 31, 1997, the cumulative 9.75% simple annual return was $102,048,149. As of December 31, 1997, cumulative distributions by ML/EQ to the BAC Holders totaled $49,479,767, or $9.12 per BAC, of which $26,307,492 is attributable to income from operations and $23,172,275 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. Another $14,916,619 in capital proceeds was distributed to the BAC Holders in February 1998.

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

         The decrease in investment in joint venture of approximately $1.4 million, or 4.2%, from $32.9 million at December 31, 1996 to $31.5 million at December 31, 1997 resulted from the excess of actual cash distributions from the Venture over equity in net income of the Venture.

         The increase in EREIM LP Corp.'s capital account of approximately $233,000, or 23.6%, from ($985,000) at December 31, 1996 to ($752,000) at
December 31, 1997 is attributable to its share of net income of the Partnership in excess of cash distributions by the Partnership to EREIM LP Corp. Conversely, the decrease in Equitable's capital account of approximately $1.3 million, or 4.2%, from $32.5 million at December 31, 1996 to $31.2 million at December 31, 1997 resulted from the excess of cash distributions by the Partnership to Equitable over Equitable's share of net income of the Partnership.

Results of Operations

         Equity in net income of the Venture increased approximately $1.5 million, or 156.8%, from $948,000 in 1996 to $2.4 million in 1997 due to an increase in the Venture's net income. The Venture's net income increased as a result of a $3.3 million gain recorded by the Venture on the sale of Brookdale Center and the Chicago Industrial properties during 1997 compared to a loss of approximately $6.2 million on write down of zero coupon mortgage in 1996.

         Equity in net income of the Venture decreased approximately $632,000, or 40.0%, from $1.6 million in 1995 to $948,000 in 1996 due to a decrease in the Venture's net income. The Venture's net income decreased as a result of a loss approximately $6.2 million that was recorded during 1996 to record the Venture's undivided interest in Brookdale Center at its estimated fair market value compared to a valuation allowance of approximately $3.2 million that was recorded during 1995 to value the Brookdale Zero Note at an amount equal to the Venture's participation interest on the note multiplied by the estimated fair market value of Brookdale Center.


Year 2000

         The inability of computers, software and other equipment to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         ML/EQ and the Venture rely on the services of third-party providers, including Merrill Lynch and ERE Yarmouth, for all its computing needs. ML/EQ and the Venture are in the process of communicating with such third-party providers to obtain assurance that such providers will be Year 2000 compliant. There can be no assurance that the systems of such providers will be Year 2000 compliant or that any third party's failure to have Year 2000 compliant systems would not have a material adverse effect on the Partnership, ML/EQ and the Venture.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are included in Item 14 of this annual report:

         EREIM LP ASSOCIATES

         Independent Auditors' Report

         Balance Sheets, December 31, 1997 and 1996

         Statements of Income for the years ended
           December 31, 1997, 1996 and 1995

         Statements of Partners' Capital for the years ended
           December 31, 1997, 1996 and 1995

         Statements of Cash Flows for the years ended
           December 31, 1997, 1996 and 1995

         Notes to Financial Statements

         EML ASSOCIATES

         Independent Auditor's Report

         Balance Sheets, December 31, 1997 and 1996

         Statements of Operations for the years ended
           December 31, 1997, 1996, and 1995

         Statements of Partners' Capital for the years ended
           December 31, 1997, 1996, and 1995

         Statements of Cash Flows for the years ended
           December 31, 1997, 1996, and 1995

         Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership is a general partnership and has no directors or officers.

         For informational purposes only, certain information regarding LP Corp. and its directors and officers is set forth below.

         The names and titles of the directors and officers of LP Corp. as of March 15, 1998 are as follows:

Name                                     Age                  Office
----                                     ---                  ------
Peter D. Noris............................42                  Director
Anthony C. Pasquale.......................50                  Director
John H. Kirst.............................36                  President, Chief Executive Officer
                                                              and Director
Patricia C. Snedeker......................41                  Vice President, Controller and Treasurer
J. Mark Hillis............................34                  Vice President
Michael L. Jacobson.......................44                  Vice President
Douglas L. Brown..........................56                  Secretary

         All of the directors have been elected to serve until the next annual meeting of the shareholder of LP Corp. or until their successors are elected and qualify. All of the officers have been elected to serve until their successors are elected and qualify.

         The business experience of the directors and executive officers of LP Corp. is set forth below.

         Peter D. Noris has been Executive Vice President and Chief Investment Officer of Equitable, since May 1995. In this position, he manages Equitable's General Account investment portfolio backing the company's traditional life insurance and annuity business, and oversees certain accounts managed for third parties by Equitable's investment subsidiary, Alliance Capital Management. Mr. Noris joined Equitable in 1995. Prior thereto, he was Vice President and Manager at Salomon Brothers Inc. from November 1992 to May 1995, where he provided investment and asset/liability expertise to insurance companies. Before joining Salomon in 1992, Mr. Noris was Principal of Morgan Stanley & Co., Inc. where he worked since 1984 in its Insurance Group and its Synthetic Equity Group.

         Anthony C. Pasquale has been Senior Vice President of Equitable, since June 1991. He has held numerous managerial positions within Pension and Investment Organizations of Equitable since joining the Equitable in 1965. Mr. Pasquale has been working in the Chief Investment Office for the last eight years where he brings professional expertise along with experience and knowledge of each business segment, investment subsidiaries and Equitable's General Account. He is responsible for all investment financial reporting to the Investment Committee of Equitable's Board which includes forecasting investment income, capital gains and losses and assets under management and he is Chairman of the Investments Under Surveillance Committee.

         John H. Kirst has been Senior Vice President of Equitable since September 1997. In this position he oversees the investment strategy and management of Equitable's $10 billion real estate and mortgage portfolio. Mr. Kirst joined Equitable in 1997. Prior thereto, he was Managing Director of Landauer Associates, Inc. from 1996 through August 1997 and Managing Director of Sutton Advisors throughout 1995, in both capacities, providing advisory and transaction counseling services to institutional investors. Mr. Kirst was previously affiliated with NLI Properties, Inc., the U.S. real estate subsidiary of Nippon Life Insurance Company, where as Vice President and Director of Asset Management from 1992 through 1994, he managed a $2.5 billion portfolio of office, retail and hotel investments. Mr. Kirst worked for ten years at IBM where he was responsible for joint venture development projects across the country and for overseeing the planning, leasing, design and construction of IBM facilities.

         Patricia C. Snedeker has been Vice President, Controller and Treasurer of the Managing General Partner since January 1995 and Chief Financial Officer from June 1994 to June 1997. Mrs. Snedeker is also a Senior Vice President of ERE Yarmouth responsible for overseeing the Investor Reporting Department which handles the accounting and financial reporting for all of the organization's real estate portfolios. Mrs. Snedeker has been with Equitable since October 1982.

         J. Mark Hillis has been Vice President of the Managing General Partner since 1997. Mr. Hillis is a Vice President of ERE Yarmouth, where he is the assistant portfolio manager for several limited partnerships. Mr. Hillis joined ERE Yarmouth in August 1994 as Director of Appraisal, where he was responsible for preparing annual valuations of properties owned by Equitable. Before he joined ERE Yarmouth, he was employed by Price Waterhouse in their Real Estate Valuation Group since 1991, where he was responsible for audit valuation compliance, general real estate appraisal and due diligence services.

         Michael L. Jacobson has been Vice President of the Managing General Partner since 1997. Mr. Jacobson has been a Senior Vice President of ERE Yarmouth since 1989, where he is responsible for overseeing fund and joint venture investments for certain Japanese accounts and Equitable's general account. Mr. Jacobson joined Equitable in 1976 in the accounting area and has held various management positions.

         Douglas L. Brown has been Secretary of the Managing General Partner since March 1996. He has been a Senior Vice President and Secretary of ERE Yarmouth since April 1993.

ITEM 11.          EXECUTIVE COMPENSATION

         All of the directors and officers of the LP Corp. are employees of Equitable and ERE Yarmouth. Neither they, nor any officer or director of Equitable or Equitable Real Estate is separately compensated for services provided to the General Partners or, on behalf of the General Partners or the Partnership, to the Venture.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The Partnership has not issued any voting securities. There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in change in control of the Partnership. Certain information regarding ownership of BACs is set forth under Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Annual Report on Form 10-K of ML/EQ for the fiscal year ended December 31, 1997, which is filed as an exhibit to this annual report and incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to Item 2. PROPERTIES (and the relevant portions of the Prospectus and Supplements thereto incorporated therein) for information relating to the acquisition by the Venture of the Notes from Equitable.

                                    PART IV.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)      1.       The following financial statements are filed with this report on the pages indicated:


EREIM LP ASSOCIATES                                                                                                         Page
-------------------                                                                                                         ----
      Independent Auditors' Report...................................................................................        37

      Balance Sheets, December 31, 1997 and 1996.....................................................................        38

      Statements of Income for the years ended
        December 31, 1997, 1996 and 1995.............................................................................        39

      Statements of Partners' Capital for the years ended
        December 31, 1997, 1996 and 1995.............................................................................        40


      Statements of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995.............................................................................        41

      Notes to Financial Statements..................................................................................        42

EML ASSOCIATES                                                                                                              Page
--------------                                                                                                              ----

      Independent Auditor's Report...................................................................................        50

      Balance Sheets, December 31, 1997 and 1996.....................................................................        51

      Statements of Operations for the years ended
        December 31, 1997, 1996 and 1995.............................................................................        52

      Statements of Partners' Capital for the years ended
        December 31, 1997, 1996 and 1995.............................................................................        53

      Statements of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995.............................................................................        54

      Notes to Financial Statements..................................................................................        55

         2. The following audited financial statement schedules are filed with this report on the pages indicated:

                   Page
                   ----
                  Supplemental Schedules:

                  Real Estate and Accumulated Depreciation
                   as of December 31, 1997 and for the years
                   ended December 31, 1997, 1996 and
                   1995 (Schedule III)..........................................  62

                  Mortgage Loans on Real Estate as of
                   December 31, 1997 and for the years
                   ended December 31, 1997, 1996 and
                    1995 (Schedule IV)..........................................  63

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

         10.      Material Contracts.

                  (a) Real Estate Investment Advisory Agreement by and between EREIM Managers Corp. and Equitable Real Estate Investment Management, Inc. (currently ERE Yarmouth, Inc.) dated as of June 10, 1997.

                  (b) Purchase and Sale Agreement by and between The Equitable Life Assurance Society of the United States and Talisman Brookdale L.L.C., dated September 2, 1997.

                  (c) Purchase and Sale Agreement by and between EML Associates and SPP Real Estate (O'Hare), Inc., dated December 31, 1997.

                  (d) Form of Beneficial Assignee Certificate (incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

                  (e) Agreement Between General Partners of ML/EQ (incorporated by reference to Exhibit 10(c) to the 1987 10-K).


                  (f) Joint Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K).

                  (g) Investment Guaranty Agreement between the Venture and the Partnership (incorporated by reference to Exhibit 10(e) to the 1987 10-K).

                  (h) Assignment Agreement between ML/EQ and Venture (incorporated by reference to Exhibit 10(f) to the 1987 10-K).

                  (i) Keep Well Agreement between The Equitable Life Assurance Society of the United States and EREIM LP Corp. (incorporated by reference to Exhibit 10(g) to the 1987 10-K).

                  (j) Amended and Restated Agreement of General Partnership of EREIM LP Associates (incorporated by reference to Exhibit 10(h) to the 1987 10-K).

                  (k) Form of Participation Agreement between The Equitable Life Assurance Society of The United States and EML Associates dated September 27, 1988 (incorporated by reference to Exhibit No. 2 to Form 8-K dated September 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

                  (l) Note and Mortgage and Security Agreement dated January 31, 1989 relating to loan by EML to The Wilcon Company (incorporated by reference to Exhibit No. 4 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

99.      Additional Exhibits.

                  (a) Prospectus dated April 23, 1987, as supplemented by supplements dated March 3, 1988 and March 17, 1988 (incorporated by reference to Exhibit 28 to the 1987 10-K).

                  (b) Amendment to Joint Venture Agreement dated as of January 1, 1997 between ML/EQ Real Estate Portfolio, L.P. and EREIM LP Associates (incorporated by reference to Exhibit 99(i) of the Form 10-K of the Partnership for the year ended December 31, 1996)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.

                                   EREIM LP ASSOCIATES

                                   By:  EREIM LP CORP.
                                        (General Partner)


                                         By:  /s/ John H. Kirst
                                              ---------------------------------
                                              JOHN H. KIRST
                                              President, Chief Executive Officer
                                              and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities on March 30, 1998.


                                        President, Chief Executive Officer
                                        and Director
                                        (Principal Executive Officer)
/s/ John H. Kirst                       of EREIM LP Corp.
-----------------------------
JOHN H. KIRST

                                        Vice President, Controller and Treasurer
/s/ Patricia C. Snedeker                (Principal Financial Officer)
-----------------------------           of EREIM LP Corp.
PATRICIA C. SNEDEKER


/s/ Peter D. Noris                      Director of EREIM LP Corp.
-----------------------------
PETER D. NORIS

/s/ Anthony C. Pasquale                 Director of EREIM LP Corp.
-----------------------------
ANTHONY C. PASQUALE

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

10.  Material Contracts.

    (a) Real Estate Investment Advisory Agreement by and between EREIM Managers Corp. and Equitable Real Estate Investment Management, Inc. (currently ERE Yarmouth, Inc.) dated as of June 10, 1997.

    (b) Purchase and Sale Agreement by and between The Equitable Life Assurance Society of the United States and Talisman Brookdale L.L.C., dated September 2, 1997.

    (c) Purchase and Sale Agreement by and between EML Associates and SPP Real Estate (O'Hare), Inc., dated December 31, 1997.

    (d) Form of Beneficial Assignee Certificate (incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

    (e) Agreement Between General Partners of ML/EQ (incorporated by reference to Exhibit 10(c) to the 1987 10-K).

    (f) Joint Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K).

    (g) Investment Guaranty Agreement between the Venture and the Partnership (incorporated by reference to Exhibit 10(e) to the 1987 10-K).

    (h) Assignment Agreement between ML/EQ and Venture (incorporated by reference to Exhibit 10(f) to the 1987 10-K).

    (i) Keep Well Agreement between The Equitable Life Assurance Society of the United States and EREIM LP Corp. (incorporated by reference to
             Exhibit 10(g) to the 1987 10-K).

    (j) Amended and Restated Agreement of General Partnership of EREIM LP Associates (incorporated by reference to Exhibit 10(h) to the 1987 10-K).

    (k) Form of Participation Agreement between The Equitable Life Assurance Society of The United States and EML Associates dated September 27, 1988 (incorporated by reference to Exhibit No. 2 to Form 8-K dated September 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

    (l) Note and Mortgage and Security Agreement dated January 31, 1989 relating to loan by EML to The Wilcon Company (incorporated by reference to Exhibit No. 4 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

99.          Additional Exhibits.

    (a) Prospectus dated April 23, 1987, as supplemented by supplements dated March 3, 1988 and March 17, 1988 (incorporated by reference to Exhibit 28 to the 1987 10-K).

    (b) Amendment to Joint Venture Agreement dated as of January 1, 1997 between ML/EQ Real Estate Portfolio, L.P. and EREIM LP Associates (incorporated by reference to Exhibit 99(i) of the Form 10-K of the Partnership for the year ended December 31, 1996)

EREIM LP ASSOCIATES

TABLE OF CONTENTS
-------------------------------------------------------------------------------


                                                                                  PAGE
INDEPENDENT AUDITORS' REPORT                                                        1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996
   AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995:

   Balance Sheets                                                                   2

   Statements of Income                                                             3

   Statements of Partners' Capital                                                  4

   Statements of Cash Flows                                                         5

   Notes to Financial Statements                                                    6

INDEPENDENT AUDITORS' REPORT

EREIM LP Associates:

We have audited the accompanying balance sheets of EREIM LP Associates (the "Partnership") as of December 31, 1997 and 1996 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 6, 1998

EREIM LP ASSOCIATES

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
-------------------------------------------------------------------------------


                                                                   1997            1996
ASSETS

Cash                                                           $     10,000    $     10,000
Guaranty fee receivable from affiliate (Notes 3 and 4)              180,367         182,980
Investment in Joint Venture, at equity (Note 5)                  31,508,850      32,894,839
                                                               ------------    ------------

                                                               $ 31,699,217    $ 33,087,819
                                                               ============    ============


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Deferred guaranty fee (Notes 3 and 4)                        $  1,247,572    $  1,497,086
  Due to affiliates                                                  10,590           5,260
  Accrued liabilities                                                18,219          22,712
                                                               ------------    ------------

      Total liabilities                                           1,276,381       1,525,058

PARTNERS' CAPITAL:
  General partners:
    Equitable                                                    31,175,140      32,548,098
    EREIM LP Corp.                                                 (752,304)       (985,337)
                                                               ------------    ------------

      Total partners' capital                                    30,422,836      31,562,761
                                                               ------------    ------------

                                                               $ 31,699,217    $ 33,087,819
                                                               ============    ============


See notes to financial statements.

EREIM LP ASSOCIATES

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
-------------------------------------------------------------------------------


                                                      1997          1996        1995
REVENUE:
  Equity in net income of Joint Venture (Note 5)   $2,434,011   $  947,766   $1,579,979
  Guaranty fee from affiliate (Notes 3 and 4)         609,101      614,422      619,521
                                                   ----------   ----------   ----------

      Total revenue                                 3,043,112    1,562,188    2,199,500

EXPENSES:
  Advisory fees                                            --      126,811      119,830
  General and administrative                           28,050       30,179       55,061
                                                   ----------   ----------   ----------

      Total expenses                                   28,050      156,990      174,891
                                                   ----------   ----------   ----------

NET INCOME                                         $3,015,062   $1,405,198   $2,024,609
                                                   ==========   ==========   ==========


See notes to financial statements.

EREIM LP ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------------------------------------------------------

                                                  EREIM
                                EQUITABLE        LP CORP.        TOTAL
BALANCE - December 31, 1994   $ 31,434,573    $(1,490,332)   $ 29,944,241

  Capital contributions            139,860          1,413         141,273
  Distributions to partners       (767,250)      (379,944)     (1,147,194)
  Net income                     1,391,037        633,572       2,024,609
                              ------------    -----------    ------------

BALANCE - December 31, 1995     32,198,220     (1,235,291)     30,962,929

  Capital contributions            161,010          1,626         162,636
  Distributions to partners       (594,000)      (374,002)       (968,002)
  Net income                       782,868        622,330       1,405,198
                              ------------    -----------    ------------

BALANCE - December 31, 1996     32,548,098       (985,337)     31,562,761

  Capital contributions             26,941            272          27,213
  Distributions to partners     (3,781,800)      (400,400)     (4,182,200)
  Net income                     2,381,901        633,161       3,015,062
                              ------------    -----------    ------------

BALANCE - December 31, 1997   $ 31,175,140    $  (752,304)   $ 30,422,836
                              ============    ===========    ============


See notes to financial statements.

EREIM LP ASSOCIATES

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
-------------------------------------------------------------------------------


                                                        1997           1996          1995
OPERATING ACTIVITIES:

  Net income                                        $ 3,015,062    $ 1,405,198    $ 2,024,609
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Equity in net income of Joint Venture            (2,434,011)      (947,766)    (1,579,979)
    Distributions from Joint Venture                  3,820,000        600,000        775,000
    Decrease in deferred guaranty fee                  (249,514)      (249,515)      (249,514)
    Increase (decrease) in due to affiliates              5,330         (3,773)         9,033
    Increase (decrease) in accrued liabilities           (4,493)        (1,872)        24,584
    Decrease in guaranty fee receivable from
      affiliate                                           2,613          3,094          2,188
                                                    -----------    -----------    -----------

        Net cash provided by operating activities     4,154,987        805,366      1,005,921

FINANCING ACTIVITIES:

  Contributions from partners                            27,213        162,636        141,273
  Distributions to partners                          (4,182,200)      (968,002)    (1,147,194)
                                                    -----------    -----------    -----------

        Net cash used in financing activities        (4,154,987)      (805,366)    (1,005,921)
                                                    -----------    -----------    -----------

NET CHANGE IN CASH                                         --             --             --

CASH:

  Beginning of year                                      10,000         10,000         10,000
                                                    -----------    -----------    -----------

  End of year                                       $    10,000    $    10,000    $    10,000
                                                    ===========    ===========    ===========


See notes to financial statements.

EREIM LP ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1997 AND 1996 AND FOR THE
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
-------------------------------------------------------------------------------


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

      On June 10, 1997, Equitable sold Equitable Real Estate Investment Management, Inc. ("ERE") to a subsidiary of Lend Lease Corporation Limited ("Lend Lease"). Lend Lease merged its existing U.S. real estate investment advisor, The Yarmouth Group, Inc., into ERE and changed the name of ERE to ERE Yarmouth, Inc. ("ERE Yarmouth"). The sale did not affect the ownership of EREIM LP Associates, the guarantor under the Guaranty Agreement, as ERE has no interest therein. The obligations of EREIM LP Associates under the Guaranty Agreement and of Equitable under the Keep Well Agreement were not affected by the sale.

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

      The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the guaranty agreement as of December 31, 1997 is limited to $202,642,593 plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to Equitable. Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) 2% of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or
      (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations to make capital contributions to EREIM LP Corp. to pay its obligation with respect to the guaranty agreement.

      Capital contributions by the BAC Holders totaled $108,484,500. As of December 31, 1997, the cumulative 9.75% simple annual return was $102,048,149. As of December 31, 1997, cumulative distributions by ML/EQ to the BAC Holders totaled $49,479,767 of which $26,307,492 is attributable to income from operations and $23,172,275 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. Another $14,916,619 in sale and financing proceeds was distributed to the BAC Holders in February 1998. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to meet the specified minimum return, any shortfall will be funded by the guaranty.

      Effective as of January 1, 1997, ML/EQ entered into an amendment to the Joint Venture Agreement of the Venture between ML/EQ and the Partnership pursuant to which the Partnership agreed to defer, without interest, its rights to receive 20% of the Venture's distributions of Sale or Financing Proceeds until ML/EQ has received aggregate distributions from the Venture in an amount equal to the capital contributions made to ML/EQ by the BAC holders plus a noncompounded cumulative return computed at the rate of 9.75% per annum on contributions outstanding from time to time. Prior to the amendment, the Partnership had a right to receive 20% of all of the Venture's distribution of Sale or Financing Proceeds on a pari passu basis with ML/EQ. The amendment has the effect of accelerating the return of original contributions to BAC holders to the extent that Sale and Financing Proceeds are realized prior to the dissolution of ML/EQ.

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

      On May 3, 1988, ML/EQ had its second and final investor closing. ML/EQ contributed $14,965,119 to the Venture. The Partnership contributed zero coupon mortgage notes to the Venture in the amount of $3,741,280 including accrued interest. The Venture purchased an additional $935,320 of zero coupon mortgage notes from Equitable to bring the total amount of zero coupon mortgage notes owned by the Venture to $33,053,870 including accrued interest as of the dates of acquisition. One of the zero notes was accounted for as a deed in lieu of foreclosure by the Venture on July 22, 1995. The remaining note was due on June 30, 1996. The borrower defaulted on its obligation to repay the loan, and the collateral, Brookdale Center was transferred to Equitable and the Venture on December 16, 1996, as tenants in common, pursuant to a Chapter 11 bankruptcy plan of reorganization filed with the Bankruptcy Court by the borrower.

      During 1997, the Venture consummated the sale of Brookdale Center and the Chicago Industrial properties. Brookdale Center was sold for a cash price of $24,830,000, of which the Venture's portion was $17,793,352. Prior to the sale, the Venture held a 71.66% interest in Brookdale Center. The sale of Brookdale Center resulted in net sales proceeds of $17,734,260. The Chicago Industrial properties were sold for a cash price of $7,860,000, which resulted in net sales proceeds of $7,649,000

      The financial position and results of operations of the Venture are summarized as follows:

SUMMARY OF FINANCIAL POSITION
DECEMBER 31, 1997 AND 1996:                                1997             1996
Assets:
  Rental properties                                   $ 127,606,639    $ 145,197,804
  Accumulated depreciation                              (18,371,261)     (15,886,436)
                                                      -------------    -------------

      Net rental properties                             109,235,378      129,311,368

  Mortgage loan receivable                                6,000,000        6,000,000
  Cash and cash equivalents                              19,282,597       25,329,713
  Accounts receivable and accrued investment income       3,364,216        3,532,898
  Deferred rent concessions                               2,159,595        2,178,371
  Deferred leasing costs                                  1,399,382        1,167,420
  Prepaid expenses and other assets                         807,596          683,920
  Interest income receivable                                 99,848          111,134
                                                      -------------    -------------

                                                      $ 142,348,612    $ 168,314,824
                                                      =============    =============

Liabilities and equity:
  Accounts payable and accrued real estate expenses   $   1,737,566    $   2,194,256
  Accrued capital expenditures                            1,566,226        1,120,796
  Security deposits and unearned rent                       683,546          525,578
  Joint venturers' equity                               138,361,274      164,474,194
                                                      -------------    -------------

                                                      $ 142,348,612    $ 168,314,824
                                                      =============    =============

Partnership's share of Joint Venture equity           $  31,508,850    $  32,894,839
                                                      =============    =============

SUMMARY STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995:    1997             1996           1995
Revenue:
  Rental income                               $ 24,458,345    $ 20,700,739    $ 21,137,579
  Lease termination income                         132,840         179,149       1,502,020
  Interest on loans receivable                     615,000       4,101,334       1,734,586
                                              ------------    ------------    ------------

        Total revenue                           25,206,185      24,981,222      24,374,185

Operating expenses:
  Real estate operating expenses                 9,664,185       8,254,939       8,231,795
  Depreciation and amortization                  4,280,526       4,044,983       3,129,283
  Real estate taxes                              3,076,092       2,365,348       2,437,099
  Property management fees                         554,471         477,385         507,820
                                              ------------    ------------    ------------

        Total operating expenses                17,575,274      15,142,655      14,305,997
                                              ------------    ------------    ------------

Income from property operations                  7,630,911       9,838,567      10,068,188

Other income (expense):
  Gain on sale of real estate                    3,288,138
  Loss on write-down of zero coupon
    mortgage notes                              (6,211,644)     (3,232,210)
  Interest and other nonoperating income         1,251,852       1,115,979       1,068,026
  General and administrative                          (847)         (4,073)         (4,110)
                                              ------------    ------------    ------------

        Total other income (expense), net        4,539,143      (5,099,738)     (2,168,294)
                                              ------------    ------------    ------------

        Net income                            $ 12,170,054    $  4,738,829    $  7,899,894
                                              ============    ============    ============

Partnership's share of equity in net income
  of Joint Venture                            $  2,434,011    $    947,766    $  1,579,979
                                              ============    ============    ============

6.    TAXABLE NET INCOME AND TAX NET WORTH

      The following is a reconciliation of the Partnership's financial net income to taxable net income and a reconciliation of partner's capital for financial reporting purposes to net worth on a tax basis:

                                                        DECEMBER 31,
                                       --------------------------------------------
                                           1997             1996          1995
Financial net income                   $  3,015,062    $  1,405,198    $  2,024,609
Book to tax difference on guaranty
  fee income                               (249,514)       (249,514)       (249,514)
Net book to tax difference from
  Joint Venture                            (434,021)       (421,694)        659,751
                                       ------------    ------------    ------------

      Taxable net income               $  2,331,527    $    733,990    $  2,434,846
                                       ============    ============    ============


Capital balance, financial reporting   $ 30,422,836    $ 31,562,761    $ 30,962,929
Cumulative book to tax difference on
  guaranty fee income                       432,379         681,893         931,407
Cumulative book to tax income
  differences from Joint Venture           (165,609)        268,412         690,106
                                       ------------    ------------    ------------

      Net worth, tax basis             $ 30,689,606    $ 32,513,066    $ 32,584,442
                                       ============    ============    ============





7.    LEGAL PROCEEDINGS

      The Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. The consolidated action results from two related cases. Scher v. ML/EQ Real Estate Portfolio, L.P., et al., was served on ML/EQ on July 14, 1997. On September 8, 1997, the Partnership was named as a defendant in Folette v. ML/EQ Real Estate Portfolio, L.P., et al., a substantially similar complaint, also brought in the Court of Chancery of the State of Delaware. The cases were consolidated pursuant to a stipulation between the parties by order of the court on October 3, 1997. In addition to the Partnership, the complaint names as defendants EREIM Managers Corp., Equitable, ERE, EREIM L.P. Corp., and ML/EQ.

      The Plaintiffs purport to sue on behalf of a class of all limited partners of ML/EQ who purportedly have been or will be adversely affected by the conduct of the defendants. The complaint alleges that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate ML/EQ's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold under-performing properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests, and other benefits, which they have realized on account of their allegedly wrongful conduct. The Partnership intends to defend vigorously against these claims. On November 6, 1997, defendants answered the complaint, denying any wrongdoing. Additionally, defendants have noticed a motion to dismiss the case on the pleadings in the Delaware Court of Chancery. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, the Partnership's management believes that the ultimate resolution of the litigation will not have a material adverse effect on the financial condition of the Partnership. Due to the early stage of such litigation, the Partnership's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Partnership's results of operations in any particular period.

                                 EML ASSOCIATES

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT................................   14

FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996 AND
  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
  Balance Sheets............................................   15
  Statements of Operations..................................   16
  Statements of Partners' Capital...........................   17
  Statements of Cash Flows..................................   18
  Notes to Financial Statements.............................   19

  SUPPLEMENTAL SCHEDULES AS OF DECEMBER 31, 1997 AND FOR THE
     YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995:
  Schedule III -- Real Estate and Accumulated Depreciation..
  Schedule IV -- Mortgage Loans on Real Estate..............   26

                          INDEPENDENT AUDITORS' REPORT

EML Associates:

     We have audited the accompanying balance sheets of EML Associates (the "Venture") as of December 31, 1997 and 1996 and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the table of contents as supplemental schedules. These financial statements and the supplemental schedules discussed below are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of EML Associates at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such supplemental schedules, when considered in relation to the basic financial statements, present fairly in all material respects the information shown therein.

                                          DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 6, 1998

                                 EML ASSOCIATES

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                  1997              1996
                                                              ------------      ------------
                                           ASSETS
REAL ESTATE INVESTMENTS:
  Rental properties, net of accumulated depreciation (Note
     3).....................................................  $109,235,378      $129,311,368
  Mortgage loan receivable (Note 5).........................     6,000,000         6,000,000
                                                              ------------      ------------
          Total real estate investments.....................   115,235,378       135,311,368
OTHER ASSETS:
  Cash and cash equivalents.................................    19,282,597        25,329,713
  Accounts receivable and accrued investment income, net of
     allowance for doubtful accounts of $759,545 in 1997 and
     $748,994 in 1996.......................................     3,364,216         3,532,898
  Deferred rent concessions.................................     2,159,595         2,178,371
  Deferred leasing costs, net of accumulated amortization of
     $781,403 in 1997 and $604,828 in 1996..................     1,399,382         1,167,420
  Prepaid expenses and other assets.........................       807,596           683,920
  Interest income receivable................................        99,848           111,134
                                                              ------------      ------------
          Total other assets................................    27,113,234        33,003,456
                                                              ------------      ------------
                                                              $142,348,612      $168,314,824
                                                              ============      ============

                             LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued real estate expenses.........  $  1,737,566      $  2,194,256
  Accrued capital expenditures..............................     1,566,226         1,120,796
  Security deposits and unearned rent.......................       683,546           525,578
                                                              ------------      ------------
          Total liabilities.................................     3,987,338         3,840,630
                                                              ------------      ------------
COMMITMENTS AND CONTINGENCIES (Note 6)
PARTNERS' CAPITAL...........................................  $138,361,274      $164,474,194
                                                              ============      ============

                       See notes to financial statements.

                                 EML ASSOCIATES

                            STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                         1997           1996           1995
                                                      -----------    -----------    -----------
REVENUE:
  Rental income (Note 8)............................  $24,458,345    $20,700,739    $ 2,137,579
  Lease termination income (Note 8).................      132,840        179,149      1,502,020
  Interest on loans receivable (Note 4).............      615,000      4,101,334      1,734,586
                                                      -----------    -----------    -----------
          Total revenue.............................   25,206,185     24,981,222     24,374,185
OPERATING EXPENSES:
  Real estate operating expenses....................    9,664,185      8,254,939      8,231,795
  Depreciation and amortization.....................    4,280,526      4,044,983      3,129,283
  Real estate taxes.................................    3,076,092      2,365,348      2,437,099
  Property management fees (Note 7).................      554,471        477,385        507,820
                                                      -----------    -----------    -----------
          Total operating expenses..................   17,575,274     15,142,655     14,305,997
                                                      -----------    -----------    -----------
INCOME FROM PROPERTY OPERATIONS.....................    7,630,911      9,838,567     10,068,188
OTHER INCOME (EXPENSE):
  Gain on sale of real estate (Note 3)..............    3,288,138
  Loss on write-down of zero coupon mortgage (Note
     4).............................................                  (6,211,644)    (3,232,210)
  Interest and other nonoperating income............    1,251,852      1,115,979      1,068,026
  General and administrative........................         (847)        (4,073)        (4,110)
                                                      -----------    -----------    -----------
          Total other income (expense), net.........    4,539,143     (5,099,738)    (2,168,294)
                                                      -----------    -----------    -----------
          NET INCOME................................  $12,170,054    $ 4,738,829    $ 7,899,894
                                                      ===========    ===========    ===========

                       See notes to financial statements.

                                 EML ASSOCIATES

                        STATEMENTS OF PARTNERS' CAPITAL

                                                                          ML/EQ
                                                        EREIM LP       REAL ESTATE
                                                       ASSOCIATES    PORTFOLIO, L.P.      TOTAL
                                                       -----------   ---------------   ------------
BALANCE -- December 31, 1994.........................  $31,742,094    $126,968,377     $158,710,471
  Net income.........................................    1,579,979       6,319,915        7,899,894
  Cash distributions.................................     (775,000)     (3,100,000)      (3,875,000)
                                                       -----------    ------------     ------------
BALANCE -- December 31, 1995.........................   32,547,073     130,188,292      162,735,365
  Net income.........................................      947,766       3,791,063        4,738,829
  Cash distributions.................................     (600,000)     (2,400,000)      (3,000,000)
                                                       -----------    ------------     ------------
BALANCE -- December 31, 1996.........................   32,894,839     131,579,355      164,474,194
  Net income.........................................    2,434,011       9,736,043       12,170,054
  Cash distributions.................................   (3,820,000)    (34,462,974)     (38,282,974)
                                                       -----------    ------------     ------------
BALANCE -- December 31, 1997.........................  $31,508,850    $106,852,424     $138,361,274
                                                       ===========    ============     ============

                       See notes to financial statements.

                                 EML ASSOCIATES

                            STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                           1997           1996           1995
                                                       ------------   ------------   ------------
OPERATING ACTIVITIES:
  Tenant rentals received............................  $ 24,621,341   $ 20,889,645   $ 20,922,265
  Interest received..................................     1,878,138      5,247,100      2,122,704
                                                       ------------   ------------   ------------
     Cash received from operations...................    26,499,479     26,136,745     23,044,969
                                                       ------------   ------------   ------------
  Cash paid for operating activities.................   (13,875,961)   (11,492,967)   (10,826,016)
                                                       ------------   ------------   ------------
          Net cash provided by operating
            activities...............................    12,623,518     14,643,778     12,218,953
INVESTING ACTIVITIES:
  Net proceeds from sales of real estate.............    25,383,260
  Purchases and additions to rental properties.......    (5,157,525)    (5,350,466)    (7,884,868)
  Expenditures for deferred leasing costs............      (613,395)      (698,540)      (450,045)
                                                       ------------   ------------   ------------
          Net cash provided by (used in) investing
            activities...............................    19,612,340     (6,049,006)    (8,334,913)
FINANCING ACTIVITY -- Cash distributions to General
  Partners...........................................   (38,282,974)    (3,000,000)    (3,875,000)
                                                       ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................    (6,047,116)     5,594,772          9,040
CASH AND CASH EQUIVALENTS:
  Beginning of year..................................    25,329,713     19,734,941     19,725,901
                                                       ------------   ------------   ------------
  End of year........................................  $ 19,282,597   $ 25,329,713   $ 19,734,941
                                                       ============   ============   ============
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Net income.........................................  $ 12,170,054   $  4,738,829   $  7,899,894
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization...................     4,280,526      4,044,983      3,129,283
     Loss on write-down of zero coupon mortgage......                    6,211,644      3,232,210
     Gain on sale of real estate.....................    (3,288,138)
     Changes in assets decrease (increase):
     Interest accrual on zero coupon mortgage
       notes.........................................                                    (614,944)
     Interest receivable.............................        11,286         29,787        (56,075)
     Accounts receivable and accrued investment
       income........................................        28,043        129,517     (1,449,518)
     Prepaid expenses and other assets...............      (123,676)       (31,760)       104,121
     Deferred rent concessions.......................      (155,855)      (147,644)      (278,299)
     Changes in liabilities increase (decrease):
     Accounts payable and accrued real estate
       expenses......................................      (456,690)      (359,462)       260,828
     Security deposits and unearned rent.............       157,968         27,884         (8,547)
                                                       ------------   ------------   ------------
          Total adjustments..........................       453,464      9,904,949      4,319,059
                                                       ------------   ------------   ------------
          Net cash provided by operating
            activities...............................  $ 12,623,518   $ 14,643,778   $ 12,218,953
                                                       ============   ============   ============

SUPPLEMENTAL INFORMATION REGARDING NONCASH INVESTING ACTIVITIES:

        The Venture accrued $1,566,226 and $1,120,796 in capital expenditures that were not paid before December 31, 1997 and 1996, respectively.

        The Venture reclassified $15,550,364 relating to Brookdale Center from zero coupon mortgage note receivable to rental properties as a result of Brookdale Center being conveyed to the Venture and Equitable on December 16, 1996.

                       See notes to financial statements.

                                 EML ASSOCIATES

                         NOTES TO FINANCIAL STATEMENTS
                  AS OF DECEMBER 31, 1997 AND 1996 AND FOR THE
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

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

     On June 10, 1997, Equitable sold Equitable Real Estate Investment Management, Inc. ("ERE") to a subsidiary of Lend Lease Corporation Limited ("Lend Lease"). The shares of EREIM Managers Corp. (the "Managing General Partner of ML/EQ") were not included in the sale and the Managing General Partner of ML/EQ continues to be a wholly owned indirect subsidiary of Equitable. Lend Lease merged its existing U.S. real estate investment advisor, The Yarmouth Group, Inc. into ERE and changed the name of ERE to ERE Yarmouth, Inc. ("ERE Yarmouth"). ERE Yarmouth was retained by the Managing General Partner of ML/EQ, at the Managing General Partner of ML/EQ's expense, to continue providing the same services with respect to the Venture, ML/EQ, and the properties that ERE has historically provided to the Managing General Partner of ML/EQ. The sale did not affect the ownership of EREIM LP Associates, the guarantor under the Guaranty Agreement, as ERE has no interest therein. The obligations of EREIM LP Associates under the Guaranty Agreement and of Equitable under the Keep Well Agreement were not affected by the sale.

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

     Pro-rata Consolidation -- The Venture records its proportionate share of the assets, liabilities, revenues, and expenses of the undivided interests in Northland Center and Brookdale Center.

     Rental Properties -- Rental properties are stated at cost. Cost is allocated between land and buildings based upon preacquisition appraisals of each property. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from sale of property. In the event such sum is less than the depreciated cost of the property, the property will be written down to estimated fair market value.

     Depreciation -- Depreciation of buildings and building improvements is provided using the straight-line method over estimated useful lives of five to forty years. Tenant improvements are amortized using the straight-line method over the life of the related lease.

     Rental Income -- Rental income is recognized on a straight-line basis over the terms of the leases.

     Zero Coupon Mortgage Note Receivable -- The Venture measures impairment of the zero coupon mortgage note receivable based upon the estimated fair market value of the underlying collateral. If the Venture's portion of the estimated fair market value of the collateral declines below the recorded investment in the loans, impairment will be recognized through the creation of a valuation allowance. The Venture records interest received on the cash method (Note 4).

     Mortgage Loan Receivable -- The mortgage loan receivable is stated at cost (Note 5).

                                 EML ASSOCIATES

     Cash and Cash Equivalents -- Cash equivalents include cash, demand deposits, money market accounts and highly liquid short-term investments purchased with original maturities of three months or less.

     Income Taxes -- No provisions for income taxes have been made since all income and losses are allocated to the partners for inclusion in their respective tax returns.

     Reclassifications -- Certain prior year amounts have been reclassified to conform with the 1997 presentation.

     Fair Value of Financial Instruments -- Management has reviewed the various assets and liabilities of the Venture and has concluded that the estimated fair market value of the Venture's financial instruments, including the mortgage loan receivable, have terms such that the carrying value approximates the estimated fair market value.

3.  RENTAL PROPERTIES

     As of December 31, 1997, the Venture's rental properties consisted of the following:

                                                            SQUARE
                                                             FEET     LEASED
                                                            -------   ------
OFFICE
  16 and 18 Sentry Park West  Montgomery County,            187,333     99%
                                Pennsylvania
  300 Delaware                Wilmington, Delaware          314,313     61%

INDUSTRIAL
  1200 Whipple Road           Union City, California        257,500    100%
  1850 Westfork Drive         Lithia Springs, Georgia       103,505      0%
  1345 Doolittle Drive        San Leandro, California       326,414    100%

RETAIL
  Richland Mall               Richland Township,            185,794     86%
                                Pennsylvania
  Northland Center            Southfield, Michigan          468,823     67%

     The costs related to the rental properties are summarized below.

                                                                  1997           1996
                                                              ------------   ------------
Land........................................................  $ 22,768,048   $ 27,551,185
Buildings and improvements..................................   104,838,591    117,646,619
                                                              ------------   ------------
          Total.............................................   127,606,639    145,197,804
Accumulated depreciation....................................   (18,371,261)   (15,886,436)
                                                              ------------   ------------
          Net rental properties.............................  $109,235,378   $129,311,368
                                                              ============   ============
Office......................................................  $ 42,446,798   $ 40,714,046
Retail......................................................    61,371,007     73,447,730
Industrial..................................................    23,788,834     31,036,028
                                                              ------------   ------------
          Total.............................................   127,606,639    145,197,804
Accumulated depreciation....................................   (18,371,261)   (15,886,436)
                                                              ------------   ------------
          Net rental properties.............................  $109,235,378   $129,311,368
                                                              ============   ============

                                 EML ASSOCIATES

     During 1997, the Venture consummated the sale of Brookdale Center and the Chicago Industrial properties. Brookdale Center was sold for a cash price of $24,830,000, of which the Venture's portion was $17,793,352. Prior to the sale, the Venture held a 71.66% interest in Brookdale Center.

                                                    SALES        COST         NET        GAIN ON
PROPERTY                                            PRICE      TO SELL     PROCEEDS        SALE
--------                                         -----------   --------   -----------   ----------
Brookdale Center...............................  $17,793,352   $ 59,092   $17,734,260   $1,918,951
Chicago Industrials............................    7,860,000    211,000     7,649,000    1,369,187
                                                 -----------   --------   -----------   ----------
                                                 $25,653,352   $270,092   $25,383,260   $3,288,138
                                                 ===========   ========   ===========   ==========

4.  ZERO COUPON MORTGAGE NOTES RECEIVABLE

  Brookdale Center

     The Venture held a 71.66% participation interest in a zero coupon mortgage note. The property which secured this first mortgage note is Brookdale Center which is located outside of Minneapolis, Minnesota. The Venture acquired its participation interest in 1988 from Equitable which held the remaining 28.34% interest. The Venture's participation interest had an estimated fair market value (including accrued interest) at the time of acquisition of $12,278,885. The borrower was Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership, (formerly Equitable Real Estate Shopping Centers, L.P.). The note had an implicit interest rate of 10.2% compounded semiannually with the Venture's portion of the entire amount of principal and accrued interest totaling $25,345,353 due on June 30, 1996.

     Midwest defaulted on its obligation to repay the Brookdale zero note in full on the maturity date. Notice of default was given to Midwest. For book purposes, beginning with the second quarter of 1996, Management discontinued the accrual of interest on the Brookdale zero note as the accreted value of the mortgage approximated the estimated fair market value of the Brookdale Center. Under the terms of the mortgage agreement, however, the Venture continued to accrue interest off the books at the effective implicit rate of 10.2% until June 30, 1995. On July 1, 1995, the Venture began to accrue interest off the books on the Brookdale zero note at the default rate of 19.0%. Equitable and the Venture (collectively referred to as "Lender") commenced foreclosure by advertisement proceedings and a court-appointed receiver was named. The receiver was responsible for collecting rent proceeds from the tenants at Brookdale Center and applying the proceeds to payments of operating costs at Brookdale Center. Any remaining funds were paid to Lender on account of the Brookdale zero note. The Venture recorded cash received from the operation of Brookdale Center on a cash basis as interest income. During 1996 and 1995, approximately $1,975,000 and $700,000, respectively, was remitted under the terms of the receivership. The Venture's portion of these payments was approximately $1,415,000 and $502,000, respectively.

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

     In April 1996, the Lender agreed in principle to a workout arrangement with Midwest on the Brookdale zero note under which Midwest would file for Chapter 11 bankruptcy protection and, with the support of the Lender, submit a plan of reorganization to Bankruptcy Court for approval. The workout arrangement was memorialized in a nonbinding letter agreement dated April 11, 1996 (the "Letter Agreement") between Midwest and Equitable and approved by the Board of Directors of EREIM Managers Corp., the general partner of the Partnership, on behalf of the Venture.

     On June 20, 1996, Midwest filed a voluntary petition for Chapter 11 bankruptcy protection, as contemplated by the Letter Agreement, staying the Brookdale foreclosure proceeding and terminating the

                                 EML ASSOCIATES
receivership arrangement. As further contemplated by the Letter Agreement, Midwest subsequently obtained Bankruptcy Court approval to retain the management company that had served as receiver prior to the bankruptcy filing as Brookdale's property manager.

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

     On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common, pursuant to a Chapter 11 bankruptcy plan for Midwest that was approved by the Bankruptcy Court on November 25, 1996. The consideration for this transfer was (i) release of Midwest from its obligations under the Brookdale Zero Note and (ii) payment to Midwest of $500,000, of which the Venture's portion was $358,303. An internal review of the property, performed for the Venture as of the date of transfer, estimated the fair market value of the Brookdale Center to be $21,700,000, of which the Venture's portion was $15,550,364. Following the transfer, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties and income and expenses were recorded from that date. In connection with the December 1996 transfer, the Venture recognized a loss of $6,211,644 to record Brookdale Center at its fair market value. In November 1997, the Venture sold Brookdale Center to Talisman Brookdale L.L.C. for $24,830,000 of which the Venture's portion was approximately $17,793,000.

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

     On July 22, 1995, Midwest transferred Northland Center to the Venture and Equitable in proportion to their respective undivided interests in the Northland Center mortgage. Following the transfer, which was retroactive as of January 1, 1994, Northland Center was reclassified from other real estate assets to rental properties and income and expenses were adjusted as of that date. The Venture records its proportionate share of the assets, liabilities, revenues, and expenses of the undivided interests in Northland Center in accordance with the tenancy in common arrangements in the Participation Agreement between the Venture and Equitable. The Venture and Equitable paid the owner $6.6 million at the time of transfer (an amount which was determined to approximate the net present value of the anticipated cash flow from Northland Center, subject to closing adjustments, for the period from January 1, 1994 through June 30, 1995, the date the Northland Center mortgage would have matured).

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

                                 EML ASSOCIATES

5.  MORTGAGE LOANS RECEIVABLE

     In 1989, the Venture made a $6,000,000 nonrecourse first mortgage loan to the Wilcon Company. The loan is collateralized by an apartment complex in Weston, Massachusetts. The loan bears interest at 10.25% per annum with interest only of $51,250 due monthly to the maturity date of February 1999.

6.  GUARANTY AGREEMENT

     EREIM LP Associates has entered into a guaranty agreement with the Venture to provide a minimum return to ML/EQ's limited partners on their capital contributions. The Venture has assigned its rights under the guaranty agreement to ML/EQ. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distribution to the limited partners of ML/EQ, will enable ML/EQ to provide their limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). The BACs evidence the economic rights attributable to limited partnership interests in ML/EQ. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1997, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture and is also subject to certain other limitations set forth in ML/EQ's prospectus. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of ML/EQ, the maximum liability of EREIM LP Associates under the guaranty agreement as of December 31, 1997 is limited to $202,642,593, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

     Capital contributions by the BAC holders totaled $108,484,500. As of December 31, 1997, the cumulative 9.75% simple annual return was $102,048,149. As of December 31, 1997, cumulative distributions by ML/EQ to the BAC holders totaled $49,479,767, of which $26,307,492 is attributable to income from operations and $23,172,275 is attributable to sales of Venture assets, principal payments on mortgage loans and other capital events. Another $14,916,619 in sale and financing proceeds was distributed to the BAC holders in February 1998. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

     Effective as of January 1, 1997, ML/EQ entered into an amendment to the Joint Venture Agreement of the Venture between ML/EQ and EREIM LP Associates pursuant to which EREIM LP Associates agreed to defer, without interest, its rights to receive 20% of the Venture's distributions of sale or financing proceeds until ML/EQ has received aggregate distributions from the Venture in an amount equal to the capital contributions made to ML/EQ by the BAC holders plus a noncompounded cumulative return computed at the rate of 9.75% per annum on contributions outstanding from time to time. Prior to the amendment, EREIM LP Associates had a right to receive 20% of all of the Venture's distribution of sale or financing proceeds on a pari passu basis with ML/EQ. The amendment has the effect of accelerating the return of original contributions to BAC holders to the extent that sale or financing proceeds are realized prior to the dissolution of ML/EQ.

7.  PROPERTY MANAGEMENT FEES

     Properties are managed and leased by third-party managing and leasing agents, including Compass Management and Leasing, Inc. ("Compass") and ERE Yarmouth Retail, Inc. ("Retail"), affiliates of ERE

                                 EML ASSOCIATES

Yarmouth. As discussed in Note 1, until June 10, 1997, ERE, the predecessor company to ERE Yarmouth, was an affiliate of Equitable. Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. Property management fees for properties managed by Compass and Retail were $396,440, $406,995, and $442,906 in 1997, 1996, and 1995, respectively.

     Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and Retail were $276,314, $123,611, and $93,519, in 1997, 1996, and 1995, respectively. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statement of operations in accordance with the Venture's capitalization policy. The Venture has reimbursed Compass and Retail for payroll incurred of $1,785,133, $1,678,348, and $1,974,425 in 1997, 1996, and 1995
respectively. Payroll reimbursements are included in real estate operating expenses on the statement of operations. Additionally, the Venture has paid construction management fees to Compass and Retail of $11,829, $92,024, and $167,861 in 1997, 1996, and 1995, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

     Retail performed certain due diligence work with regard to the workout arrangement with Midwest on the Brookdale zero note. Consulting fees paid to Retail during 1996 for due diligence work were $72,047, of which the Venture's portion was $51,630. The consulting fees are included in the statements of operations as a component of real estate operating expenses.

8.  LEASES

     Future minimum rentals to be received for the properties under noncancelable operating leases in effect as of December 31, 1997 are as follows:

YEAR ENDING DECEMBER 31,
------------------------
1998........................................................  $11,485,239
1999........................................................   10,842,871
2000........................................................    9,194,678
2001........................................................    7,045,420
2002........................................................    5,898,456
Thereafter..................................................   17,413,225
                                                              -----------
          Total.............................................  $61,879,889
                                                              ===========

     In addition to the minimum lease amounts, certain leases provide for escalation charges to tenants for common area maintenance and real estate taxes. The amount of escalation charges included in rental income totaled $9,172,055, $7,686,606, and $7,792,848 for the years ended December 31, 1997, 1996, and
1995, respectively.

     In the case of retail tenants, certain leases provide for percentage rents. Contingent rentals which include percentage rents included in rental income for the years ended December 31, 1997, 1996, and 1995 totaled $621,290, $615,400, and $601,316, respectively.

     Information with respect to significant individual leases is as follows:

        - Treasure Chest Advertising, formerly Gruner & Jahr Printing Company, occupies approximately 44.1% (143,852 square feet) of Doolittle Drive at an annual base rent of $518,956 under a lease which expires in August 2000.

        - Hudson's Department Store, J.C. Penney, Montgomery Ward, and Target operate stores at Northland Center and each contributes common area maintenance payments for operating

                                 EML ASSOCIATES
          expenses and real estate taxes under separate agreements. These stores, covering 511,509 square feet, 283,534 square feet, 117,750 square feet, and 116,222 square feet, respectively, are not included in the gross leasable area of the mall. In addition, Montgomery Ward filed Chapter 11 Bankruptcy during 1997. The store was open for business as of December 31, 1997, but subsequently closed during January 1998. In order to control the use of the space, ML/EQ agreed to pay HK/MW, LLC $100,000 in exchange for a rejection of the lease, which is anticipated to take effect on March 31, 1998.

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

        - PNC Bank occupies approximately 32.7% of The Bank of Delaware Building at an annual rent of $359,471. The majority of the lease commitment expires in May 2005.

        - Broadway Stores, Inc. occupies the entire Whipple Road property (257,500 square feet) at an annual rent of $1,098,200 under a lease which expires in August 2003.

        - Bon-Ton and Redner's Market occupy approximately 45.4% and 29.3% (84,405 and 54,471 square feet), respectively, of Richland Mall. Bon-Ton and Redner's Market pay an annual base rent of $295,579 and $435,768 under leases which expire December 2006 and November 2017, respectively.

SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 1997 AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996,
AND 1995
-------------------------------------------------------------------------------

                                                                                 COSTS                   GROSS COST
                                                   INITIAL COST TO COMPANY    CAPITALIZED    AT WHICH CARRIED AT END OF THE YEAR
                                                 --------------------------- SUBSEQUENT TO ---------------------------------------
                                                                BUILDINGS     ACQUISITION                 BUILDINGS
                                                                   AND         -----------                   AND
             DESCRIPTION                             LAND     IMPROVEMENTS    IMPROVEMENTS      LAND     IMPROVEMENTS      TOTAL
Industrial

  1200 Whipple Road, Union City, California      $ 2,759,162   $ 5,108,652    $   161,659    $ 2,762,332  $ 5,267,141   $  8,029,473

  1850 Westfork Drive, Lithia Springs, Georgia       750,000     3,009,802        134,330        788,008    3,106,124      3,894,132

  1345 Doolittle Drive, San Leandro, California    4,000,000     6,264,526      1,600,703      4,026,312    7,838,917     11,865,229


Retail

  Richland Mall, Richland Township, Pennsylvania   1,115,321    11,648,922      3,701,511      1,115,535    15,350,219    16,465,754

  Northland Center, Southfield, Michigan           7,424,476    24,822,493     12,658,284      7,424,476    37,480,777    44,905,253


Office

  Sentry Park West, Montgomery County,
    Pennsylvania                                   2,624,777    23,971,032      2,916,298      2,651,385    26,860,722    29,512,107


  The Bank of Delaware Building
    Wilmington, Delaware                           4,000,000     4,500,000      4,434,691      4,000,000     8,934,691    12,934,691
                                                 -----------   -----------    -----------    -----------  ------------  ------------
                                                 $22,673,736   $79,325,427    $25,607,476    $22,768,048  $104,838,591  $127,606,639
                                                 ===========   ===========    ===========    ===========  ============  ============


                                                                          Accumulated           Date of           Date
                                                                          Depreciation       Construction        Acquired
Industrial

  1200 Whipple Road, Union City, California                              $  1,291,290              1963           3/17/88

  1850 Westfork Drive, Lithia Springs, Georgia                                700,629              1988            1/6/89

  1345 Doolittle Drive, San Leandro, California                             2,026,051              1964           5/18/89


Retail

  Richland Mall, Richland Township, Pennsylvania                            2,904,444           1974-75           7/19/88

  Northland Center, Southfield, Michigan                                    4,111,201              1954           7/22/94


Office

  Sentry Park West, Montgomery County,
    Pennsylvania                                                            6,626,380              1988          12/22/88

  The Bank of Delaware Building
    Wilmington, Delaware                                                      711,266              1970          11/15/94

                                                                        -------------
                                                                        $  18,371,261
                                                                        =============


Reconciliation of Beginning and Ending
Balances                                                      1997                        1996                     1995

Rental Properties:
  Balance at beginning of year                         $  145,197,804              $  126,336,402            $  118,933,102


    Cost of real estate sold                              (23,154,113)
    Brookdale Center Acquisition                                                       15,550,364
    Improvements                                            5,562,948                   3,311,038                 7,403,300

  Balance at end of year                               $  127,606,639              $  145,197,804            $  126,336,402


Accumulated Depreciation:
  Balance at beginning of year                         $   15,886,436              $   12,421,010            $    9,734,036
  Depreciation for year                                     2,484,825                   3,465,426                 2,686,974


 Balance at end of year                                $   18,371,261              $   15,886,436            $   12,421,010

                             SUPPLEMENTAL SCHEDULES
                       (SEE INDEPENDENT AUDITORS' REPORT)

                                                                     SCHEDULE IV

                                 EML ASSOCIATES

                   SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
                AS OF DECEMBER 31, 1997 AND FOR THE YEARS ENDED
                       DECEMBER 31, 1997, 1996, AND 1995

                                       FINAL       PERIODIC      FACE       CARRYING          BALLOON
                        INTEREST     MATURITY      PAYMENT    AMOUNT OF    AMOUNT OF         PAYMENT AT
DESCRIPTION               RATE         DATE         TERMS     MORTGAGES    MORTGAGES          MATURITY
-----------             --------   -------------   --------   ----------   ----------        ----------
First mortgage loan on
  apartment complex in
  Massachusetts.......   10.25%    February 1999       (d)    $6,000,000   $6,000,000(a)(c)  $6,000,000
                                                              ==========   ==========        ==========

                                                          1997          1996            1995
                                                       ----------   ------------     -----------
Balance at beginning of year.........................  $6,000,000   $ 27,498,199     $30,115,465
Interest accrued on zero coupon......................                                    614,944
Write-down of zero coupon mortgage...................                 (6,211,644)(b)  (3,232,210)
Loans reclassified as rental properties..............                (15,286,555)
                                                       ----------   ------------     -----------
Balance at end of year...............................  $6,000,000   $  6,000,000     $27,498,199
                                                       ==========   ============     ===========

---------------

Notes:
(a) This loan is not subject to any delinquencies.
(b) The Venture recorded a valuation allowance of $3,232,210 at September 30, 1995 to value the note at an amount equal to the Venture's participation interest in the note multiplied by the estimated fair market value of the underlying collateral. On December 16, 1997, upon acquiring its undivided interest in the shopping mall securing the zero coupon mortgage, the Venture recorded a loss of $6,211,644 and recorded the property on its balance sheet at an amount equal to the Venture's participation in the property multiplied by the property's estimated fair market value.
(c) The aggregate tax basis is $6,000,000.
(d) Payments of interest only of $51,250 are due monthly until the maturity date of February 1999.