Form 10-Q
period 1998-03-31
EREIM LP ASSOCIATES
filed 1998-05-13
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------

         (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1998
                                                 --------------
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                              -----------------  ------------------

                         Commission file number 33-11064
                                                --------

                               EREIM LP Associates
       (Exact name of registrant as specified in its governing instrument)

        New York                                      58-1739527
 (State of Organization)                 (I.R.S. Employer Identification No.)

 787 Seventh Avenue, New York, New York                              10019
 (Address of principal executive office)                           (Zip Code)

 (Registrant's telephone number, including area code)            (212) 554-1926



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes -X- No
                                              ---

                               EREIM LP ASSOCIATES

                                    CONTENTS






PART  I - FINANCIAL INFORMATION

                Item 1 - Financial statements:

                                Balance sheets at March 31, 1998 and
                                  December 31, 1997
                                Statements of income for the three
                                 months ended March 31, 1998 and 1997
                                Statement of partners' capital for the three
                                  months ended March 31, 1998
                                Statements of cash flows for the three months
                                  ended March 31, 1998 and 1997
                                Notes to financial statements

                Item 2 - Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations


PART II - OTHER INFORMATION

                Items 1 through 6
                Signatures

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                               EREIM LP ASSOCIATES
                                 BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (unaudited)


                                                       March 31,        December 31,
ASSETS                                                    1998              1997
------                                               ------------       ------------
Cash                                                 $     10,000       $     10,000
Guaranty fee receivable from affiliate (Note 1)            69,048            180,367
Investment in joint venture, at equity (Note 2)        31,527,018         31,508,850
                                                     ------------       ------------

TOTAL ASSETS                                         $ 31,606,066       $ 31,699,217
                                                     ============       ============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:

Deferred guaranty fee (Note 1)                       $  1,185,193       $  1,247,572
Due to affiliates                                          16,065             10,590
Accrued liabilities                                        19,756             18,219
                                                     ------------       ------------

TOTAL LIABILITIES                                       1,221,014          1,276,381
                                                     ------------       ------------
PARTNERS' CAPITAL:

General partners:
    Equitable                                          31,186,185         31,175,140
    EREIM LP Corp.                                       (801,133)          (752,304)
                                                     ------------       ------------

TOTAL PARTNERS' CAPITAL                                30,385,052         30,422,836
                                                     ------------       ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL              $ 31,606,066       $ 31,699,217
                                                     ============       ============

                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)



                                                         For the Three Months
                                                              Ended March 31,
                                                     -------------------------------
                                                         1998               1997
                                                     ------------       ------------
REVENUE:
Equity in net income of joint venture (Note 2)       $    349,759       $    570,245
Guaranty fee from affiliate (Note 1)                      131,427            151,725
                                                     ------------       ------------

TOTAL REVENUE                                             481,186            721,970
                                                     ------------       ------------


EXPENSES:

General and administrative                                  7,012              7,012
                                                     ------------       ------------

TOTAL EXPENSES                                              7,012              7,012
                                                     ------------       ------------

NET INCOME                                           $    474,174       $    714,958
                                                     ============       ============


                        See notes to financial statements

                               EREIM LP ASSOCIATES
                         STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (unaudited)



                                                   EREIM
                                 Equitable         LP Corp.          Total
                               ------------       ---------       ------------

Balance, December 31, 1997     $ 31,175,140       $(752,304)      $ 30,422,836

Capital contributions

Distributions to partners          (328,275)       (183,683)          (511,958)

Net income                          339,320         134,854            474,174
                               ------------       ---------       ------------

Balance, March 31, 1998        $ 31,186,185       $(801,133)      $ 30,385,052
                               ============       =========       ============





                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)

                                                                           March 31,       March 31,
                                                                              1998            1997
                                                                           ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net income                                                                 $ 474,174       $ 714,958
                                                                           ---------       ---------

Adjustments to reconcile net income to
  net cash provided by operating activities:

               Equity in net income of joint venture                        (349,759)       (570,245)
               Distributions from joint venture                              331,591              --
               Decrease in guaranty fee receivable from affiliate            111,319          93,633
               Decrease in deferred guaranty fee                             (62,379)        (62,378)
               Increase (decrease) in due to affiliates                        5,475            (438)
               Increase in accrued liabilities                                 1,537           7,450
                                                                           ---------       ---------

Total adjustments                                                             37,784        (531,978)
                                                                           ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    511,958         182,980
                                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

Distributions to general partners                                           (511,958)       (182,980)
                                                                           ---------       ---------

NET CASH USED IN FINANCING ACTIVITIES                                       (511,958)       (182,980)
                                                                           ---------       ---------


NET CHANGE IN CASH                                                                --              --

CASH AT BEGINNING OF PERIOD                                                   10,000          10,000
                                                                           ---------       ---------

CASH AT END OF PERIOD                                                      $  10,000       $  10,000
                                                                           =========       =========




                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (unaudited)



     The financial statements of the Partnership included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial position, results of operations, and cash flows at the dates and for the periods presented. These financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.



1.   GUARANTY AGREEMENT


     The Partnership has entered into a guaranty agreement with EML Associates (the "Venture"), a joint venture in which the Partnership holds a 20% interest and invests in income-producing real properties and a fixed-rate mortgage loan, to provide a minimum return to ML/EQ Real Estate Portfolio, L.P.'s ("ML/EQ") limited partners on their contributions. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through March 31, 1998 resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

     The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. Based upon the assumption that the last property is sold on December 31, 2002, upon expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the guaranty agreement as of March 31, 1998 is limited to $180,661,723, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to the Venture to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to The Equitable Life Assurance Society of the United States ("Equitable"). Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligation with respect to the guaranty agreement.

     Capital contributions by the BAC holders of the Partnership totaled $108,484,500. As of March 31, 1998, the cumulative 9.75% simple annual return was $103,971,642. As of March 31, 1998, cumulative distributions by ML/EQ to the BAC holders totaled $64,396,385, of which $26,307,492 is attributable to income from operations and $38,088,893 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (unaudited)

1.   GUARANTY AGREEMENT (Continued)

     Effective as of January 1, 1997, the Partnership entered into an amendment to the Joint Venture Agreement of the Venture between the Partnership and ML/EQ pursuant to which the Partnership agreed to defer, without interest, its rights to receive 20% of the Venture's distributions of sale or financing proceeds until ML/EQ has received aggregate distributions from the Venture in an amount equal to the capital contributions made to ML/EQ by the BAC holders plus a noncompounded cumulative return computed at the rate of 9.75% per annum on contributions outstanding from time to time. Prior to the amendment, the Partnership had a right to receive 20% of all the Venture's distributions of sale or financing proceeds on a pari passu basis with ML/EQ. The amendment has the effect of accelerating the return of original contributions to BAC holders to the extent that sale or financing proceeds are realized prior to the dissolution of ML/EQ.

2.   INVESTMENT IN JOINT VENTURE

     In March, 1988, ML/EQ had its initial investor closing. ML/EQ contributed $90,807,268 to the Venture. The Partnership contributed zero coupon mortgage notes to the Venture in the amount of $22,701,817. The Venture purchased an additional $5,675,453 of zero coupon mortgage notes from Equitable.

     In May, 1988, ML/EQ had its second and final investor closing. ML/EQ contributed $14,965,119 to the Venture. The Partnership contributed zero coupon mortgage notes to the Venture in the amount of $3,741,280, including accrued interest. The Venture purchased an additional $935,320 of zero coupon mortgage notes from Equitable to bring the total amount of zero coupon mortgage notes owned by the Venture to $33,053,870, including accrued interest as of the dates of acquisition. One of the zero notes was accounted for as a deed in lieu of foreclosure by the Venture on July 22, 1994. The remaining note was due on June 30, 1995. The borrower defaulted on its obligation to repay the loan, and the collateral, Brookdale Center, was transferred to Equitable and the Venture on December 16, 1996 as tenants in common, pursuant to a Chapter 11 bankruptcy plan for reorganization filed with the Bankruptcy Court by the borrower.

     During 1997, the Venture consummated the sale of Brookdale Center and the Chicago Industrial properties. Brookdale Center was sold for a cash price of $24,830,000, of which the Venture's portion was $17,793,352. Prior to the sale, the Venture held a 71.66% interest in Brookdale Center. The sale of Brookdale Center resulted in net sales proceeds of $17,734,260. The Chicago Industrial properties were sold for a cash price of $7,860,000, which results in net sales proceeds of $7,649,000.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (unaudited)

2.   INVESTMENT IN JOINT VENTURE (Continued)

     The financial position and results of operations of the Venture are summarized as follows:

                          SUMMARY OF FINANCIAL POSITION
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (unaudited)


                                                                       March 31          December 31
                                                                    -------------       -------------
         Assets:
             Rental properties                                      $ 128,164,847       $ 127,606,639
             Accumulated depreciation                                 (19,357,239)        (18,371,261)
                                                                    -------------       -------------

                  Net rental properties                               108,807,608         109,235,378

             Mortgage loan receivable                                   6,000,000           6,000,000
             Cash and cash equivalents                                  4,641,855          19,282,597
             Accounts receivable and accrued investment income          2,788,961           3,364,216
             Deferred rent concessions                                  2,097,357           2,159,595
             Deferred leasing costs                                     1,310,078           1,399,382
             Prepaid expenses and other assets                            904,398             807,596
             Interest receivable                                           14,943              99,848
                                                                    -------------       -------------

         Total assets                                               $ 126,565,200       $ 142,348,612
                                                                    =============       =============

         Liabilities and equity:
             Accounts payable and accrued real estate expenses      $   1,513,235       $   1,737,566
             Accrued capital expenditures                                 260,106           1,566,226
             Security deposits and unearned rent                          569,998             683,546
             Joint venturers' equity                                  124,221,861         138,361,274
                                                                    -------------       -------------

         Total liabilities and equity                               $ 126,565,200       $ 142,348,612
                                                                    =============       =============

         Partnership's share of joint venture equity                $  31,527,018       $  31,508,850
                                                                    =============       =============

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (unaudited)

2.   INVESTMENT IN JOINT VENTURE (Continued)

                         SUMMARY STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)

                                                                                 1998             1997

           Revenue:
               Rental income                                                 $ 5,204,271       $6,819,320
               Lease termination income                                           12,500          132,840
               Interest on loans receivable                                      153,750          153,750
                                                                             -----------       ----------

           Total revenue                                                       5,370,521        7,105,910
                                                                             -----------       ----------

           Operating expenses:
               Real estate operating expenses                                  2,072,565        2,533,959
               Depreciation and amortization                                   1,058,352        1,068,814
               Real estate taxes                                                 537,918          830,562
               Property management fees                                          107,690          149,646
                                                                             -----------       ----------

           Total operating expenses                                            3,776,525        4,582,981
                                                                             -----------       ----------

           Income from property operations                                     1,593,996        2,522,929
                                                                             -----------       ----------

           Other income (expense):
               General and administrative expense                                (22,228)               0
               Interest and other nonoperating income                            177,029          328,295
                                                                             -----------       ----------

           Total other income, net                                               154,801          328,295
                                                                             -----------       ----------

           Net income                                                        $ 1,748,797       $2,851,224
                                                                             ===========       ==========

           Partnership's share of equity in net income of joint venture      $   349,759       $  570,245
                                                                             ===========       ==========


--------------------------------------------------------------------------------

3.   LEGAL PROCEEDINGS

     As discussed in the Notes to Financial Statements of the Partnership's December 31, 1997 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. There have been no new developments associated with this action for the three months ended March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the results of operations and financial condition of the Partnership should be read in conjunction with the financial statements and the related notes to financial statements included elsewhere herein.

Certain Forward-Looking Information

         Certain of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding future capital expenditures relating to renovation and development activities. These forward-looking statements are included in this Quarterly Report on Form 10-Q based on the intent, belief or current expectations of the Partnership. However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, the investment climate for particular property types, individual property issues, construction delays due to unavailability of materials, weather conditions or other causes, leasing activities, and the other risks detailed from time to time in the Partnership's SEC reports, including the Annual Report on Form 10-K for the year ended December 31, 1997.

Liquidity and Capital Resources

         As of March 31, 1998, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners from time to time determine are appropriate. In addition, at March 31, 1998, the Venture, in which the Partnership owns an 20% interest, had approximately $4.6 million in cash and cash equivalents. This money was retained for the specific purpose of funding the renovation work on 300 Delaware, to fund possible costs to be incurred to increase tenancy at 1850 Westfork, Richland Mall and Northland Mall, to fund capital improvements at the Venture's other properties and to cover general working capital requirements.

         Management continues to evaluate appropriate strategies for the ownership of each of the assets in its portfolio in order to achieve maximum value. In this regard, management considers improving capital markets and investment markets for most types of real estate; local market conditions; future capital needs, including potential lease exposure for specific properties; and other issues that impact property performance. Among other things, this analysis will provide the basis for hold/sell recommendations for the properties. Management is in discussion with real estate brokers to market for sale the 1200 Whipple Road, 1345 Doolittle Drive and 16/18 Sentry Park West properties. While there is no guarantee that efforts to sell these properties will be successful, management will continue to look for selling opportunities.

         On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common (collectively, the "Owners"), following default by the borrower on the mortgage note securing the property. The Owners considered alternative strategies for Brookdale Center and ultimately determined that the best course of action was to sell the property. In July 1997, the Owners received an offer to purchase Brookdale Center and subsequently executed a binding purchase and sale agreement in October 1997, whereby Talisman Brookdale L.L.C. agreed to purchase Brookdale Center for approximately $24.8 million, of which the Venture's portion was approximately $17.8 million. The Venture, in which the Partnership holds a 20% interest, held a 71.66% participation interest in Brookdale Center. In November 1997, the Venture sold Brookdale Center to Talisman Brookdale L.L.C. and made a special distribution of the net proceeds in December 1997. Based on the amendment to the Joint Venture Agreement effective as of January 1, 1997, the Partnership agreed to defer, without interest, its right to receive currently 100% of the sale or financing proceeds attributable to the sale.

         Management has established an enhancement, stabilization, and renovation program for 300 Delaware which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.4 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, $398,000 was incurred in 1997, $160,000 was incurred for the three months ended March 31, 1998, and the remaining balance is expected to be expended through 1998. As of March 31, 1998, approximately $3.3 million of these costs had been expended and approximately $91,000 had been accrued but not expended.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Included in the estimated $4.4 million of renovation expenditures is approximately $2.3 million for asbestos abatement, $400,000 for sprinkler installation, $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. The deferred maintenance and cosmetic upgrades have been substantially completed as of March 31, 1998. Management expects to complete the asbestos abatement and sprinkler installation projects by the end of the year. Additional costs not included in the above figures are estimated tenant improvements of $3.0 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of March 31, 1998, approximately $1.6 million had been expended for tenant improvements. The remaining tenant improvement costs of approximately $1.4 million are expected to be expended over the next few years in connection with leasing the currently vacant space.

         As of March 31, 1998, the Venture has incurred costs of approximately $3.8 million to renovate and to increase tenancy at Richland Mall. This project is near completion and Management does not expect to incur any additional significant renovation costs related to the project. There is one block of vacant space remaining to be leased. The vacant space is being actively marketed by management.

Financial Condition

         The Partnership's financial statements reflect its proportional ownership interest in, and its share of the results of operations of the Venture, through which the Partnership conducts its business of investment in real property.

         The decrease in guaranty receivable of approximately $111,000, or 62%, from $180,000 at December 31, 1997 to $69,000 at March 31, 1998 is attributable to the payment to EREIM LP by ML/EQ of the $180,000 guaranty fee in February, 1998, offset by the accrual of $69,000 of guaranty fee receivable for the first three months of 1998.

Results of Operations

         Equity in net income of the Venture for the three months ended March 31, 1998 decreased approximately $220,000, or 38%, to $350,000 from $570,000 for the three months ended March 31, 1997. The decrease is due primarily to the sale of Brookdale Center and the Chicago Industrial properties at the end of 1997, resulting in lower net income for the Venture for the three months ended March 31, 1998.


Year 2000

         The inability of computers, software and other equipment to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         The Partnership and the Venture rely on the services of third-party providers, including Merrill Lynch & Co., Inc. and ERE Yarmouth, for all its computing needs. The Partnership and the Venture are in the process of communicating with such third-party providers to obtain assurance that such providers will be Year 2000 compliant. There can be no assurance that the systems of such providers will be Year 2000 compliant or that any third party's failure to have Year 2000 compliant systems will not have a material adverse effect on the Partnership and the Venture.

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings

                Several class action lawsuits have been filed against Midwest Real Estate Shopping Center, L.P., the original borrower on the Northland Center Zero Coupon Mortgage Note ("Midwest"), the general partner of Midwest, certain officers of such general partner, Lehman Brothers, Inc., Equitable and Equitable Real Estate. The complaints allege, among other things, that defendants breached their fiduciary duties and violated federal securities laws in connection with the initial sale of BACs, the operation of Midwest and Midwest's sale of Northland Center to the Venture and Equitable. The Venture, ML/EQ and the Partnership have not been named as parties to the lawsuits. A settlement of these class actions was approved by the 7th District Court of New York on February 20, 1998.


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


                                            EREIM LP Associates

                                            By:   EREIM LP Corp.
                                                  General Partner




                                            By:/s/Patricia C. Snedeker
                                               ---------------------------------
                                               Patricia C. Snedeker
                                               Vice President, Controller
                                                  and Treasurer
                                               (Principal Accounting Officer)


Dated:  May 13, 1998

                                  EXHIBIT INDEX



Exhibit No.                              Description
-----------      --------------------------------------------------------------
       27            Financial Data Schedule (for SEC filing purposes only)
