Form 10-Q
period 1998-06-30
EREIM LP ASSOCIATES
filed 1998-08-13
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
   [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998

                                       OR

   [x]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the transition period from _______________ to _______________________

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

                               EREIM LP ASSOCIATES

                                    CONTENTS





PART  I - FINANCIAL INFORMATION

          Item 1 - Financial statements:

                          Balance sheets at June 30, 1998 and
                            December 31, 1997
                          Statements of income for the three and six
                           months ended June 30, 1998 and 1997
                          Statement of partners' capital for the six
                            months ended June 30, 1998
                          Statements of cash flows for the six months
                            ended June 30, 1998 and 1997
                          Notes to financial statements

          Item 2 - Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


PART II - OTHER INFORMATION

                Items 1 through 6
                Signatures

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                               EREIM LP ASSOCIATES
                                 BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (unaudited)

                                                             June 30,          December 31,
ASSETS                                                         1998                1997
------                                                     ------------        ------------
Cash                                                       $     10,000        $     10,000
Guaranty fee receivable from affiliate (Note 1)                 130,476             180,367
Investment in joint venture, at equity (Note 2)              31,210,347          31,508,850
                                                           ------------        ------------


TOTAL ASSETS                                               $ 31,350,823        $ 31,699,217
                                                           ============        ============


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

Deferred guaranty fee (Note 1)                             $  1,122,815        $  1,247,572
Due to affiliates                                                36,751              10,590
Accrued liabilities                                               6,082              18,219
                                                           ------------        ------------

TOTAL LIABILITIES                                             1,165,648           1,276,381
                                                           ------------        ------------

PARTNERS' CAPITAL:

General partners:
    Equitable                                                30,865,738          31,175,140
    EREIM LP Corp.                                             (680,563)           (752,304)
                                                           ------------        ------------

TOTAL PARTNERS' CAPITAL                                      30,185,175          30,422,836
                                                           ------------        ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $ 31,350,823        $ 31,699,217
                                                           ============        ============

                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                              STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)

                                                               For the Three Months             For the Six Months
                                                                  Ended June 30,                  Ended June 30,
                                                              1998             1997             1998           1997
                                                           ----------       ----------      ----------      ----------
REVENUE:

Equity in net income (loss) of joint venture (Note 2)      $ (316,671)      $  473,500      $   33,088       1,043,745
Guaranty fee from affiliate (Note 1)                          123,806          152,253         255,233         303,978
                                                           ----------       ----------      ----------      ----------

TOTAL REVENUE                                                (192,865)         625,753         288,321       1,347,723
                                                           ----------       ----------      ----------      ----------



EXPENSES:

General and administrative                                      7,012            7,013          14,024          14,025
                                                           ----------       ----------      ----------      ----------

TOTAL EXPENSES                                                  7,012            7,013          14,024          14,025
                                                           ----------       ----------      ----------      ----------

NET INCOME (LOSS)                                          $ (199,877)      $  618,740      $  274,297      $1,333,698
                                                           ==========       ==========      ==========      ==========



                        See notes to financial statements

                               EREIM LP ASSOCIATES
                         STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (unaudited)



                                                     EREIM
                                 Equitable           LP Corp.           Total
                               -------------      ------------       ------------
Balance, December 31, 1997     $ 31,175,140       $   (752,304)      $ 30,422,836

Capital contributions                    --                 --                 --

Distributions to partners          (328,275)          (183,683)          (511,958)

Net income                           18,873            255,424            274,297
                               ------------       ------------       ------------

Balance, June 30, 1998         $ 30,865,738       $   (680,563)      $ 30,185,175
                               ============       ============       ============





                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)



                                                                                      June 30,                 June 30,
                                                                                        1998                     1997
                                                                                    -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                          $   274,297              $ 1,333,698
                                                                                    -----------              -----------

Adjustments to reconcile net income to
  net cash provided by operating activities:

               Equity in net income of joint venture                                    (33,088)              (1,043,745)
               Distributions from joint venture                                         331,591                       --
               Decrease in guaranty fee receivable from affiliate                        49,891                    3,760
               Decrease in deferred guaranty fee                                       (124,757)                (124,757)
               Increase in due to affiliates                                             26,161                    4,501
               Increase (decrease) in accrued liabilities                               (12,137)                   9,523
                                                                                    -----------              -----------

Total adjustments                                                                       237,661               (1,150,718)
                                                                                    -----------              -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                               511,958                  182,980
                                                                                    -----------              -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to general partners                                                      (511,958)                (182,980)
                                                                                    -----------              -----------

NET CASH USED IN FINANCING ACTIVITIES                                                  (511,958)                (182,980)
                                                                                    -----------              -----------


NET CHANGE IN CASH                                                                           --                       --

CASH AT BEGINNING OF PERIOD                                                              10,000                   10,000
                                                                                    -----------              -----------

CASH AT END OF PERIOD                                                               $    10,000              $    10,000
                                                                                    ===========              ===========





                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (unaudited)



     The financial statements of EREIM LP Associates ("the Partnership") included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial position, results of operations, and cash flows at the dates and for the periods presented. These financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.



1.   GUARANTY AGREEMENT


     The Partnership has entered into a guaranty agreement with EML Associates (the "Venture"), a joint venture in which the Partnership holds a 20% interest and invests in income-producing real properties and a fixed-rate mortgage loan, to provide a minimum return to ML/EQ Real Estate Portfolio, L.P.'s ("ML/EQ") limited partners on their contributions. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through June 30, 1998 resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

     The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. Based upon the assumption that there are no distributions until December 31, 2002, the expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the guaranty agreement as of June 30, 1998 is limited to $180,657,022, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to the Venture to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to The Equitable Life Assurance Society of the United States ("Equitable"). Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligation with respect to the guaranty agreement.

     Capital contributions by the BAC holders of ML/EQ totaled $108,484,500. As of June 30, 1998, the cumulative 9.75% simple annual return was $105,682,834. As of June 30, 1998, cumulative distributions by ML/EQ to the BAC holders totaled $64,396,385, of which $26,307,492 is attributable to income from operations and $38,088,893 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (unaudited)

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

     Management evaluates appropriate strategies for the ownership of each of the assets in the portfolio in order to achieve maximum value. As a result of this evaluation, management has decided to market for sale the 1200 Whipple Road, 1345 Doolittle Drive, Richland Mall, 300 Delaware and 16/18 Sentry Park West properties. To that end, brokerage firms have been engaged. If offers to purchase the properties are within the targeted price range, management expects the properties to be sold. As of June 30, 1998, these properties are classified as held for sale. A loss of $2,931,890 was recorded as a result of the reclassification of Richland Mall. Management, through discussions with real estate brokers, determined that the carrying value for Richland Mall was in excess of the estimated market value. The Venture has established a valuation allowance for the asset to reduce the carrying value to represent management's best estimate of the property's market value less selling costs. For each of the other properties classified as held for sale, management believes that the carrying value does not exceed market value less selling costs. For the three and six months ended June 30, 1998, income from property operations includes approximately $719,000, or 52% and $1,327,000, or 45%, respectively, of income from the five rental properties held for sale.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (unaudited)

2.   INVESTMENT IN JOINT VENTURE (Continued)

     The financial position and results of operations of the Venture are summarized as follows:

                          SUMMARY OF FINANCIAL POSITION
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (unaudited)

                                                                            June 30            December 31
                                                                          ------------        ------------
Assets:
    Rental properties, net of accummulated depreciation of
       $5,584,995 in 1998 and $18,371,261 in 1997                         $ 43,387,261        $109,235,378
    Rental properties held for sale                                         62,170,341                  --
                                                                          ------------        ------------

         Net rental properties                                             105,557,602         109,235,378

    Mortgage loan receivable                                                 6,000,000           6,000,000
    Cash and cash equivalents                                                6,777,574          19,282,597
    Accounts receivable and accrued investment income                        2,696,788           3,364,216
    Deferred rent concessions                                                2,062,521           2,159,595
    Deferred leasing costs                                                   1,310,901           1,399,382
    Prepaid expenses and other assets                                          419,126             807,596
    Interest receivable                                                         78,432              99,848
                                                                          ------------        ------------

Total assets                                                              $124,902,944        $142,348,612
                                                                          ============        ============

Liabilities and equity:
    Accounts payable and accrued real estate expenses                     $  1,522,014        $  1,737,566
    Accrued capital expenditures                                               247,462           1,566,226
    Security deposits and unearned rent                                        494,965             683,546
    Joint venturers' equity                                                122,638,503         138,361,274
                                                                          ------------        ------------

Total liabilities and equity                                              $124,902,944        $142,348,612
                                                                          ============        ============

Partnership's share of joint venture equity                               $ 31,210,347        $ 31,508,850
                                                                          ============        ============

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (unaudited)

2.   INVESTMENT IN JOINT VENTURE (Continued)

                         SUMMARY STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)

                                                              1998               1997

Revenue:
    Rental income                                         $ 10,087,457       $ 12,847,174
    Lease termination income                                    12,501            132,840
    Interest on loans receivable                               307,500            307,500
                                                          ------------       ------------

Total revenue                                               10,407,458         13,287,514
                                                          ------------       ------------

Operating expenses:
    Real estate operating expenses                           4,029,815          4,692,360
    Depreciation and amortization                            2,118,228          2,140,880
    Real estate taxes                                        1,084,285          1,654,968
    Property management fees                                   222,570            286,413
                                                          ------------       ------------

Total operating expenses                                     7,454,898          8,774,621
                                                          ------------       ------------

Income from property operations                              2,952,560          4,512,893
                                                          ------------       ------------

Other income (expense):
    Loss on write-down of real estate assets                (2,931,890)
    General and administrative expense                        (108,021)                --
    Interest and other nonoperating income                     252,790            705,833
                                                          ------------       ------------

Total other income (expense), net                           (2,752,926)           705,833
                                                          ------------       ------------

Net income                                                $    165,439       $  5,218,726
                                                          ============       ============
Partnership's share of equity in net income of joint
venture                                                   $     33,088       $  1,043,745
                                                          ============       ============

------------------------------------------------------------------------------------------


3.   LEGAL PROCEEDINGS

     As discussed in the Notes to Financial Statements of the Partnership's December 31, 1997 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. There have been no new developments associated with this action for the six months ended June 30, 1998.

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

Liquidity and Capital Resources

         As of June 30, 1998, the Partnership had cash of $10,000. The cash is expected to be used for general working capital requirements. The Partnership may establish additional working capital reserves as the General Partners from time to time determine are appropriate. In addition, at June 30, 1998, the Venture, in which the Partnership owns a 20% interest, had approximately $6.8 million in cash and cash equivalents. This money was retained for the specific purpose of funding the renovation work on 300 Delaware, to fund possible costs to be incurred to increase tenancy at Northland Mall, 1850 Westfork and Richland Mall and to cover general working capital requirements.

         Management continues to evaluate appropriate strategies for the ownership of each of the assets in the portfolio in order to achieve maximum value. In this regard, management takes into account improving capital markets and investment markets for most types of real estate; local market conditions; future capital needs, including potential lease exposure for specific properties; and other issues that impact property performance. Among other things, this analysis provides the basis for hold/sell recommendations for the properties. As a result of the evaluation, management has decided to market for sale the 1200 Whipple Road, 1345 Doolittle Drive, Richland Mall, 300 Delaware and 16/18 Sentry Park West properties. To that end, brokerage firms have been engaged. If offers to purchase the properties are within the targeted price range, management expects the properties to be sold. As of June 30, 1998, these properties are classified as held for sale. A loss of $2,931,890 was recorded as a result of the reclassification of Richland Mall. Management, through discussions with real estate brokers, determined that the carrying value for Richland Mall was in excess of the estimated market value. The Venture has established a valuation allowance for the asset to reduce the carrying value to represent management's best estimate of the property's market value less selling costs. In an effort to refocus the marketing strategy for 1850 Westfork, management has selected a broker to market the property for sale or lease. While there is no guarantee that efforts to sell these properties will be successful, management will continue to look for selling opportunities. Additionally, management continues to evaluate appropriate strategies for Northland Mall. While management has not engaged a broker to market the property for sale, several brokers have provided an evaluation of the property to help determine an appropriate plan of action for an exit strategy.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Management has established an enhancement, stabilization, and renovation program for 300 Delaware which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.4 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, $398,000 was incurred in 1997, $268,000 was incurred for the six months ended June 30, 1998, and the remaining balance is expected to be expended through 1998. As of June 30, 1998, approximately $3.4 million of these costs had been expended.

         Included in the estimated $4.4 million of renovation expenditures is approximately $2.3 million for asbestos abatement, $400,000 for sprinkler installation, $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. The deferred maintenance and cosmetic upgrades have been substantially completed as of June 30, 1998. Management expects to complete the asbestos abatement and sprinkler installation projects by the end of 1998. Additional costs not included in the above figures are estimated tenant improvements of $4.7 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of June 30, 1998, approximately $2.0 million had been expended for tenant improvements. The remaining tenant improvement costs of approximately $2.7 million are expected to be expended over the next few years in connection with leasing the currently vacant space.

         As of June 30, 1998, the Venture has incurred costs of approximately $3.8 million to renovate Richland Mall and to increase tenancy at the property. This project is near completion and management does not expect to incur any additional significant renovation costs related to the project. One block of vacant space remains and is being actively marketed by management.

Financial Condition

         The Partnership's financial statements reflect its proportional ownership interest in, and its share of the results of operations of the Venture, through which the Partnership conducts its business of investment in real property.

         The decrease in guaranty receivable of approximately $50,000, or 28%, from $180,000 at December 31, 1997 to $130,000 at June 30, 1998 is attributable to the payment to EREIM LP by ML/EQ of the $180,000 guaranty fee in February, 1998, offset by the accrual of $130,000 of guaranty fee receivable for the first six months of 1998.

         Deferred guaranty fees decreased $125,000, or 10%, from $1.2 million at December 31, 1997 to $1.1 million at June 30, 1998 due to the return of capital distribution made in February, 1998, which lowered the basis on which the guaranty is calculated.

         Due to affiliates increased $26,000, or 247% from $11,000 at December 31, 1997 to $37,000 at June 30, 1998 due to the accrual of the Partnership's year-end audit and tax fees which were paid by ML/EQ.

         Accrued liabilities decreased $12,000, or 67%, from $18,000 at December 31, 1997 to $6,000 at June 30, 1998 due to the timing of the payment of invoices.

Results of Operations

         Equity in net income (loss) of the Venture decreased approximately $790,000, or 167%, and $1.0 million, or 97% for the three and six months ended June 30, 1998, respectively from $474,000 for the three months and $1.0 million for the six months ended June 30, 1997 to $(316,000) for the three months and $33,000 for the six months ended June 30, 1998. The decrease is due primarily to the valuation allowance on Richland Mall in 1998. The Venture has been in discussions with brokers to market the property for sale. Through these discussions, management determined that the carrying value for Richland Mall is in excess of the estimated market value. The Venture has established a valuation allowance for the asset to reduce the carrying value to represent management's best estimate of the property's market value less selling costs. Also contributing to the decrease is the sale of Brookdale Center and the Chicago Industrial properties at the end of 1997, resulting in lower net income for the Venture for the three and six months ended June 30, 1998.

         Guaranty fee from affiliates decreased approximately $28,000, or 19%, and $49,000, or 16% from $152,000 for the three months and $304,000 for the six months ended June 30, 1997 to $124,000 for the three months and $255,000 for the six months ended June 30, 1998, due to the return of capital distribution in February, 1998, which decreased the basis on which the guaranty fee is calculated.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year 2000

         The inability of computers, software and other equipment to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         The Partnership and the Venture rely on the services of third-party providers, including Merrill Lynch & Co., Inc. and Lend Lease Corporation Limited , for all its computing needs. Lend Lease is in the process of updating or replacing applications, computer systems and real estate operating systems with embedded processors that are not known to be Year 2000 compliant. This process involves, in part, sending letters to vendors of such systems to ascertain whether and when necessary updates, remediation or replacement will be available. If vendors can not assure Year 2000 compliance within Lend Lease's implementation deadlines, Lend Lease will look for alternative providers who are able to warrant Year 2000 compliance in a timely manner. Lend Lease has not yet determined the possible costs relating to finding alternative providers. The Partnership and the Venture are in the process of communicating with other third-party providers to obtain assurance that such providers will be Year 2000 compliant. There can be no assurance that the systems of such providers will be Year 2000 compliant or that any third party's failure to have Year 2000 compliant systems will not have a material adverse effect on the Partnership and the Venture.

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


                                          EREIM LP Associates

                                          By:   EREIM LP Corp.
                                                General Partner




                                          By:   /s/Patricia C. Snedeker
                                                -------------------------------
                                                Patricia C. Snedeker
                                                Vice President, Controller
                                                   and Treasurer
                                                (Principal Accounting Officer)


Dated:  August 13, 1998

                                  EXHIBIT INDEX


Exhibit No.                          Description
-----------    ------------------------------------------------------
27             Financial Data Schedule (for SEC filing purposes only)
