Form 10-Q
period 1998-09-30
EREIM LP ASSOCIATES
filed 1998-11-13
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
                                   ---------


    (Mark One)

          [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the quarterly period ended September 30, 1998
                                                   ------------------

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to
                               -----------------------  ------------------------

                        Commission file number 33-11064
                                               --------


                              EREIM LP Associates
      (Exact name of registrant as specified in its governing instrument)

          New York                                      58-1739527
    (State of Organization)               (I.R.S. Employer Identification No.)

    787 Seventh Avenue, New York, New York                              10019
     (Address of principal executive office)                      (Zip Code)

(Registrant's telephone number, including area code)   (212) 554-1926
                                                                     -----------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                              EREIM LP ASSOCIATES

                                    CONTENTS




PART  I - FINANCIAL INFORMATION

                Item 1 - Financial statements:

                                Balance sheets at September 30, 1998 and
                                 December 31, 1997
                                Statements of income for the three and nine
                                 months ended September 30, 1998 and 1997
                                Statement of partners' capital for the nine
                                 months ended September 30, 1998
                                Statements of cash flows for the nine months
                                 ended September 30, 1998 and 1997
                                Notes to financial statements

                Item 2 - Management's Discussion and Analysis of Financial
                               Condition and Results of Operations


PART II - OTHER INFORMATION

                Items 1 through 6
                Signatures

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                              EREIM LP ASSOCIATES
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                  (unaudited)

                                                                                    September 30,              December 31,
ASSETS                                                                                  1998                       1997
------                                                                              -------------             -------------
Cash                                                                                 $    10,000               $    10,000
Guaranty fee receivable from affiliate (Note 1)                                           62,102                   180,367
Investment in joint venture, at equity (Note 2)                                       31,200,870                31,508,850
                                                                                     -----------               -----------


TOTAL ASSETS                                                                         $31,272,972               $31,699,217
                                                                                     ===========               ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:

Deferred guaranty fee (Note 1)                                                       $ 1,060,436               $ 1,247,572
Due to affiliates                                                                         37,311                    10,590
Accrued liabilities                                                                       12,534                    18,219
                                                                                     -----------               -----------

TOTAL LIABILITIES                                                                      1,110,281                 1,276,381
                                                                                     -----------               -----------

PARTNERS' CAPITAL:

General partners:
    Equitable                                                                         30,849,414                31,175,140
    EREIM LP Corp.                                                                      (686,723)                 (752,304)
                                                                                     -----------               -----------

TOTAL PARTNERS' CAPITAL                                                               30,162,691                30,422,836
                                                                                     -----------               -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $31,272,972               $31,699,217
                                                                                     ===========               ===========

                       See notes to financial statements.

                              EREIM LP ASSOCIATES
                              STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (unaudited)

                                                     For the Three Months           For the Nine Months
                                                     Ended September 30,            Ended September 30,
                                                      1998          1997            1998           1997
                                                  ------------  ------------    ------------   -----------
REVENUE:

Equity in net income of joint venture (Note 2)      $330,523      $415,894        $363,611      $1,459,639
Guaranty fee from affiliate (Note 1)                 124,481       153,239         379,714         457,217
                                                    --------      --------        --------      ----------

                                                     455,004       569,133         743,325       1,916,856
                                                    --------      --------        --------      ----------
TOTAL REVENUE


EXPENSES:

Advisory fees                                             --            --              --              --
General and administrative                             7,012         7,012          21,036          21,037
                                                    --------      --------        --------      ----------

TOTAL EXPENSES                                         7,012         7,012          21,036          21,037
                                                    --------      --------        --------      ----------


NET INCOME                                          $447,992      $562,121        $722,289      $1,895,819
                                                    ========      ========        ========      ==========


                       See notes to financial statements

                              EREIM LP ASSOCIATES
                         STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (unaudited)

                                                                  EREIM
                                              Equitable          LP Corp.           Total
                                             ------------      ------------     ------------

Balance, December 31, 1997                   $ 31,175,140       $(752,304)      $ 30,422,836

Capital contributions                                  --              --                 --

Distributions to partners                        (664,875)       (317,559)          (982,434)

Net income                                        339,149         383,140            722,289
                                             ------------       ---------       ------------

Balance, September 30, 1998                  $ 30,849,414       $(686,723)      $ 30,162,691
                                             ============       =========       ============



                       See notes to financial statements.

                              EREIM LP ASSOCIATES
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (unaudited)


                                                                     September 30,    September 30,
                                                                         1998             1997
                                                                     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net income                                                             $ 722,289       $ 1,895,819
                                                                       ---------       -----------

Adjustments to reconcile net income to
  net cash provided by operating activities:

               Equity in net income of joint venture                    (363,611)       (1,459,639)
               Distributions from joint venture                          671,591         3,820,000
               Decrease in guaranty fee receivable from affiliate        118,265            92,118
               Decrease in deferred guaranty fee                        (187,136)         (187,135)
               Increase (decrease) in due to affiliates                   26,721            (2,826)
               Decrease in accrued liabilities                            (5,685)           (3,350)
                                                                       ---------       -----------

Total adjustments                                                        260,145         2,259,168
                                                                       ---------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                982,434         4,154,987
                                                                       ---------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Contributions from general partners                                           --            27,213
Distributions to general partners                                       (982,434)       (4,182,200)
                                                                       ---------       -----------

NET CASH USED IN FINANCING ACTIVITIES                                   (982,434)       (4,154,987)
                                                                       ---------       -----------


NET CHANGE IN CASH                                                            --                --

CASH AT BEGINNING OF PERIOD                                               10,000            10,000
                                                                       ---------       -----------

CASH AT END OF PERIOD                                                  $  10,000       $    10,000
                                                                       =========       ===========



                       See notes to financial statements.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (unaudited)



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



1.   GUARANTY AGREEMENT


     The Partnership has entered into a guaranty agreement with EML Associates (the "Venture"), a joint venture in which the Partnership holds a 20% interest and invests in income-producing real properties and a fixed-rate mortgage loan, to provide a minimum return to ML/EQ Real Estate Portfolio, L.P.'s ("ML/EQ") limited partners on their contributions. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through September 30, 1998 resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

     The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. If there were no distributions until December 31, 2002, the expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the guaranty agreement as of September 30, 1998 would be limited to $179,315,069, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to the Venture to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to The Equitable Life Assurance Society of the United States ("Equitable"). Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance
     Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligation with respect to the guaranty agreement.

     Capital contributions by the BAC holders of the Partnership totaled $108,484,500. As of September 30, 1998, the cumulative 9.75% simple annual return was $107,412,830. As of September 30, 1998, cumulative distributions by ML/EQ to the BAC holders totaled $65,752,441, of which $27,663,548 is attributable to income from operations and $38,088,893 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (unaudited)

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

     Management evaluated appropriate strategies for the ownership of each of the assets in the portfolio in order to achieve maximum value. As a result of this evaluation, management decided to market for sale the 1200 Whipple Road, 1345 Doolittle Drive, Richland Mall, 300 Delaware, and 16/18 Sentry Park West properties, and to market for sale or lease the 1850 Westfork property. As of September 30, 1998, these properties are classified as held for sale. Management, through discussions with real estate brokers, determined that the carrying values for Richland Mall and 1850 Westfork were in excess of the estimated market values less selling costs, and losses of $2,931,890 and $650,000, respectively, were recorded as a result of the reclassifications. For each of the other properties classified as held for sale, management believes that the carrying value does not exceed market value less selling costs. For the three and nine months ended September 30, 1998, income from property operations includes approximately $1.2 million, or 56% and $2.5 million, or 49%, respectively, of income from the six rental properties held for sale.

         In September 1998, management executed a purchase and sale agreement to sell 1200 Whipple Road and 1345 Doolittle Drive as a package for $26.5 million. In October 1998, management executed a purchase and sale agreement to sell 1850 Westfork Drive for $2.6 million. Management anticipates making a special distribution of the net proceeds to BAC holders shortly after the transactions are complete. Based on the amendment to the Joint Venture Agreement effective as of January 1, 1997, the Partnership agreed to defer, without interest, its right to receive 20% of the Venture's distribution of sale or financing proceeds, thereby entitling ML/EQ to receive 100% of the sale or financing proceeds attributable to the sales. Management expects to close these transactions prior to year end, subject to customary closing conditions and results of due diligence procedures.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (unaudited)

2.   INVESTMENT IN JOINT VENTURE (Continued)

     The financial position and results of operations of the Venture are summarized as follows:

                         Summary of Financial Position
                    SEPTEMBER 30, 1998 and December 31, 1997
                                  (unaudited)

                                                                                       September 30                  December 31
                                                                                       ------------                  ------------

         Assets:
             Rental properties                                                         $ 45,055,513                  $127,606,639
             Rental properties held for sale                                             65,163,947                            --
             Accumulated depreciation                                                    (5,214,061)                  (18,371,261)
                                                                                       ------------                  ------------

                  Net rental properties                                                 105,005,399                   109,235,378

             Mortgage loan receivable                                                     6,000,000                     6,000,000
             Cash and cash equivalents                                                    5,740,384                    19,282,597
             Accounts receivable and accrued investment income                            4,214,224                     3,364,216
             Deferred rent concessions                                                    1,982,521                     2,159,595
             Deferred leasing costs                                                       1,424,146                     1,399,382
             Prepaid expenses and other assets                                              546,094                       807,596
             Interest receivable                                                             21,481                        99,848
                                                                                       ------------                  ------------

         Total assets                                                                  $124,934,249                  $142,348,612
                                                                                       ============                  ============

         Liabilities and equity:
             Accounts payable and accrued real estate expenses                         $  1,746,563                  $  1,737,566
             Accrued capital expenditures                                                    88,718                     1,566,226
             Security deposits and unearned rent                                            507,849                       683,546
             Joint venturers' equity                                                    122,591,119                   138,361,274
                                                                                       ------------                  ------------

         Total liabilities and equity                                                  $124,934,249                  $142,348,612
                                                                                       ============                  ============

         Partnership's share of joint venture equity                                   $ 31,200,870                  $ 31,508,850
                                                                                       ============                  ============

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (unaudited)

2.   INVESTMENT IN JOINT VENTURE (Continued)

                        SUMMARY STATEMENT OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (unaudited)

                                                                                         1998                          1997
         Revenue:
             Rental income                                                              $15,115,871                   $19,067,500
             Lease termination income                                                        12,501                       132,840
             Interest on loans receivable                                                   461,250                       461,250
                                                                                        -----------                   -----------

         Total revenue                                                                   15,589,622                    19,661,590
                                                                                        -----------                   -----------

         Operating expenses:
             Real estate operating expenses                                               6,207,514                     7,272,728
             Depreciation and amortization                                                2,519,718                     3,213,676
             Real estate taxes                                                            1,363,810                     2,478,275
             Property management fees                                                       334,383                       420,380
                                                                                        -----------                   -----------

         Total operating expenses                                                        10,425,425                    13,385,059
                                                                                        -----------                   -----------

         Income from property operations                                                  5,164,197                     6,276,531
                                                                                        -----------                   -----------

         Other income (expense):
             Interest and other nonoperating income                                         351,684                     1,021,666
             Loss on write-down of real estate assets                                    (3,581,890)                           --
             General and administrative expense                                            (115,936)                           --
                                                                                        -----------                   -----------

         Total other income, net                                                         (3,346,142)                    1,021,666
                                                                                        -----------                   -----------
         Net income                                                                     $ 1,818,055                   $ 7,298,197
                                                                                        ===========                   ===========

         Partnership's share of equity in net income of joint venture                   $   363,611                   $ 1,459,639
                                                                                        ===========                   ===========

         ------------------------------------------------------------------------------------------------------------------------


3.   LEGAL PROCEEDINGS

     As discussed in the Notes to Financial Statements of the Partnership's December 31, 1997 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. There have been no new developments associated with this action for the nine months ended September 30, 1998.

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

Certain Forward-Looking Information

         Certain of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding future capital expenditures relating to renovation and development activities, and statements regarding expectations of future sales of the properties. These forward-looking statements are included in this Quarterly Report on Form 10-Q based on the intent, belief or current expectations of the Partnership. However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, availability of financing, the investment climate for particular property types, individual property issues, construction delays due to unavailability of materials, weather conditions or other causes, leasing activities, results of due diligence procedures on properties under contract for sale, and the other risks detailed from time to time in the Partnership's SEC reports, including the Annual Report on Form 10-K for the year ended December 31, 1997.

Liquidity and Capital Resources

         As of September 30, 1998, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners from time to time determine are appropriate. In addition, at September 30, 1998, the Venture, in which the Partnership owns an 20% interest, had approximately $5.7 million in cash and cash equivalents. This money was retained for the specific purpose of funding the renovation work on 300 Delaware, to fund possible costs to be incurred to increase tenancy at Northland Mall, and, to the extent required, to increase tenancy at the other properties, and to cover general working capital requirements.

         Management evaluated appropriate strategies for the ownership of each of the assets in the portfolio in order to achieve maximum value. In this regard, management took into account capital market and investment market conditions for most types of real estate; local market conditions; future capital needs, including potential lease exposure for specific properties; and other issues that impact property performance. Among other things, this analysis provided the basis for hold/sell recommendations for the properties. As a result of the evaluation, management decided to market for sale the 1200 Whipple Road, 1345 Doolittle Drive, Richland Mall, 300 Delaware,and 16/18 Sentry Park West properties, and to market for sale or lease the 1850 Westfork property. As of September 30, 1998, these properties are classified as held for sale. Management, through discussions with real estate brokers, determined that the carrying values for Richland Mall and 1850 Westfork were in excess of the estimated market values less selling costs, and losses of $2,931,890 and $650,000, respectively, were recorded as a result of the reclassifications. While there is no guarantee that efforts to sell these properties will be successful, the Partnership will continue to look for selling opportunities. The Partnership continues to evaluate appropriate strategies for Northland Mall. While management has not engaged a broker to market the property for sale, several brokers have provided an evaluation of the property to help determine an appropriate plan for an exit strategy.

         In September 1998, management executed a purchase and sale agreement to sell 1200 Whipple Road and 1345 Doolittle Drive as a package for $26.5 million. In October 1998, management executed a purchase and sale agreement to sell 1850 Westfork Drive for $2.6 million. Management anticipates making a special distribution of the net proceeds to BAC holders shortly after the transactions are complete. Based on the amendment to the Joint Venture Agreement effective as of January 1, 1997, the Partnership agreed to defer, without interest, its right to receive 20% of the Venture's distribution of sale or financing proceeds, thereby entitling ML/EQ to receive 100% of the sale or financing proceeds attributable to the sales. Management expects to close these transactions prior to year end, subject to customary closing conditions and results of due diligence procedures.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common (collectively, the "Owners"), following default by the borrower on the mortgage note securing the property. In November 1997, the Venture sold Brookdale Center for approximately $24.8 million, of which the Venture's portion was approximately $17.8 million. Management made a special distribution of the net proceeds in December 1997. Based on the amendment to the Joint Venture Agreement effective as of January 1, 1997, the Partnership agreed to defer, without interest, its right to receive 20% of the Venture's distribution of the sale or financing proceeds, thereby entitling the Partnership to receive 100% of the sale or financing proceeds attributable to the sale.

         Management has established an enhancement, stabilization, and renovation program for 300 Delaware which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.4 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, $398,000 was incurred in 1997, $764,000 was incurred for the nine months ended September 30, 1998, and the remaining balance is expected to be expended through 1998.

         Included in the estimated $4.4 million of renovation expenditures is approximately $2.3 million for asbestos abatement, $400,000 for sprinkler installation, $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. The deferred maintenance and cosmetic upgrades have been substantially completed as of September 30, 1998. Management expects to complete the asbestos abatement and sprinkler installation projects by the end of 1998. Additional costs not included in the above figures are estimated tenant improvements of $3.7 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of September 30, 1998, approximately $2.0 million had been expended for tenant improvements. The remaining tenant improvement costs of approximately $1.7 million are expected to be expended over the next few years in connection with leasing the currently vacant space.

         As of September 30, 1998, the Venture has incurred costs of approximately $3.8 million to renovate Richland Mall and to increase tenancy at the property. This project is near completion and management does not expect to incur any additional significant renovation costs related to the project. One block of vacant space remains and is being actively marketed by management.

Financial Condition

         The Partnership's financial statements reflect its proportional ownership interest in, and its share of the results of operations of the Venture, through which the Partnership conducts its business of investment in real property.

         The decrease in guaranty receivable of approximately $118,000, or 66%, from $180,000 at December 31, 1997 to $62,000 at September 30, 1998 is attributable to the payment to EREIM LP by ML/EQ of the $180,000 guaranty fee in February 1998, offset by the accrual of $62,000 of guaranty fee receivable for the period from July through September 1998.

         Deferred guaranty fees decreased $187,000, or 15%, from $1.2 million at December 31, 1997 to $1.1 million at September 30, 1998 due to the return of capital distribution made in February 1998, which lowered the basis on which the guaranty is calculated.

         Due to affiliates increased $26,000 or 247%, from $11,000 at December 31, 1997 to $37,000 at September 30, 1998 due to the accrual of the Partnership's year-end audit and tax fees, which were paid by ML/EQ.

         Accrued liabilities decreased $6,000 or 33%, from $18,000 at December 31, 1997 to $12,000 at September 30, 1998 due to the timing of the payment of invoices.

Results of Operations

         Equity in net income of the Venture decreased approximately $1.1 million or 75%, from $1.5 million for the nine months ended September 30, 1997 to $364,000 for the nine months ended September 30, 1998. The decrease is due primarily to the valuation allowances on Richland Mall and 1850 Westfork in 1998. The Venture has been in discussions with brokers to market the properties for sale. Through these discussions, management determined that the carrying values for Richland Mall and 1850 Westfork were in excess of the estimated market values. The Venture has established valuation allowances for these assets to reduce their carrying values to represent management's best estimate of each property's market value less selling costs. The sale of Brookdale Center and the Chicago Industrial properties at the end of 1997 resulted in lower net income for the Venture for the nine months ended September 30, 1998, contributing to the decrease.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Guaranty fee from affiliates decreased approximately $28,000 or 18%, and $77,000 or 17%, for the three and nine months ended September 30, 1998, respectively from $153,000 for the three months and $457,000 for the nine months ended September 30, 1997 to $124,000 for the three months and $380,000 for the nine months ended September 30, 1998, due to the return of capital distribution in February 1998, which decreased the basis on which the guaranty fee is calculated.

Year 2000

         The inability of computers, software and other equipment to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue (Y2K). As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         Y2K exposures of the Partnership and the Venture are currently being assessed. Potential critical exposures include reliance on third party vendors and building systems that are not Y2K compliant. The Venture has begun to communicate with our third party service vendors such as Lend Lease, Merrill Lynch and property managers in an effort to assess their Y2K compliance status and the adequacy of their Y2K efforts.

         Each property owned by the Venture is being individually assessed in an effort to identify Y2K issues specific to each property. Required remediation strategies will depend on the outcome of the assessments and therefore will not be developed until the property assessments are complete. We expect the majority of critical property assessments to be completed and remediation efforts to be underway by the end of the first quarter of 1999.

         Neither the Partnership nor the Venture has incurred any costs to date relating to Y2K. Total property assessment costs to the Venture are expected to total approximately $55,000. These costs were not incurred and therefore not accrued as of September 30, 1998. Remediation efforts may vary significantly from one building to the next. Therefore remediation costs can not be reasonably estimated until the assessments are complete and remediation strategies determined.

         The failure to adequately address the Year 2000 issue may result in the closure of buildings owned by the Venture, or delay in distributions to BAC Holders. In order to reduce the potential impact on the operations of the Partnership and the Venture, contingency plans will be developed once Y2K exposures have been assessed.

         Building contingency plans will only be developed on a property by property basis once assessments have been completed. This will allow the efficient development of contingency plans that take into account individual circumstances surrounding each property. Contingency plans may involve the engagement of additional security services, implementation of temporary systems modifications, and the identification and engagement of alternate service vendors. Additional contingency plans may be developed as circumstances warrant.

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings

                Response:  None

Item 2.         Changes in Securities and Use of Proceeds

                Response:  None

Item 3.         Default Upon Senior Securities

                Response:  None

Item 4.         Submission of Matters to a Vote of Security Holders

                Response:  None

Item 5.         Other Information

                Response:  None

Item 6.         Exhibits and Reports on Form 8-K

                Response:


                a)   Exhibits

                     10 Material Contracts
                       (a) 1200 Whipple Road, Union City, California and 1345
                           Doolittle Drive, San Leandro, California. Purchase and Sale Agreement between EML Associates, a New York general partnership as seller, and SPP Real Estate (USA), Inc., a Delaware corporation, as purchaser.

                       (b) 1850 Westfork Drive, Westfork Business Park, Lithia
                           Springs, Douglas County, Georgia. Purchase and Sale Agreement between EML Associates, a joint venture in the form of a New York general partnership as seller, and Glenn E. Wyatt, Jr., an individual resident of the State of Georgia as purchaser.

                     27 Financial Data Schedule (for SEC filing purposes only)


                b)   Reports

                     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EREIM LP ASSOCIATES

                                       By:  EREIM LP Corp.
                                            General Partner





                                       By:  /s/ Patricia C. Snedeker
                                           ------------------------------------
                                            Patricia C. Snedeker
                                            Vice President, Controller
                                             and Treasurer
                                           (Principal Accounting Officer)


Dated:  November 13, 1998

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EREIM LP Associates

                                       By:  EREIM LP Corp.
                                            General Partner




                                       By:  /s/Patricia C. Snedeker
                                           ------------------------------------
                                            Patricia C. Snedeker
                                            Vice President, Controller
                                             and Treasurer
                                           (Principal Accounting Officer)


Dated:  November 13, 1998

                                 EXHIBIT INDEX

Exhibit No.                                       Description
-----------                   --------------------------------------------------------
    10                        Material Contracts

    (a)                       1200 Whipple Road, Union City, California and
                              1345 Doolittle Drive, San Leandro, California.
                              Purchase and Sale Agreement between EML
                              Associates, a New York general partnership as seller, and SPP Real Estate (USA), Inc., a
                              Delaware corporation, as purchaser.

    (b)                       1850 Westfork Drive, Westfork Business Park,
                              Lithia Springs, Douglas County, Georgia. Purchase and Sale Agreement between EML Associates, a joint venture in the form of a New York general partnership as seller, and Glenn E. Wyatt, Jr., an individual resident of the State of Georgia as purchaser.

    27                        Financial Data Schedule (for SEC filing purposes only)