Form 10-K405
period 1998-12-31
EREIM LP ASSOCIATES
filed 1999-03-31
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

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

                    Yes    x                            No
                       --------                            -------

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

                                     PART I.


ITEM 1.  BUSINESS

         Certain of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding future capital expenditures relating to renovation and development activities, and statements regarding expectation of future sales of the Properties. These forward-looking statements are included in this Annual Report on Form 10-K based on the intent, belief or current expectations of the Partnership (as hereinafter defined). However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, the investment climate for particular property types, individual property issues, construction delays due to unavailability of materials, leasing activities, weather conditions or other causes, and the other risks detailed from time to time in the Partnership's reports filed with the Securities and Exchange Commission (the "SEC") .

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

         The Managing General Partner was a wholly-owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), which was a wholly owned subsidiary of Equitable. On June 10, 1997, Equitable sold Equitable Real Estate to a subsidiary of Lend Lease Corporation Limited. The shares of the Managing General Partner were not included in the sale and the Managing General Partner continues to be a wholly-owned indirect subsidiary of Equitable. Lend Lease Corporation Limited merged its existing U.S. real estate investment advisor, The Yarmouth Group, Inc., into Equitable Real Estate and changed the name of Equitable Real Estate to ERE Yarmouth, Inc. ("ERE Yarmouth"). On July 13, 1998, Lend Lease Corporation Limited changed the name of ERE Yarmouth to Lend Lease Real Estate Investments, Inc. ("Lend Lease"). Lend Lease was retained by the Managing General Partner, at the Managing General Partner's expense, to continue providing the same services with respect to the Venture, ML/EQ and the properties that Equitable Real Estate has historically provided to the Managing General Partner.
See "Advisory Agreement."

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

         Following the Offering, the Venture acquired a diversified portfolio of real properties and mortgage loans secured by real properties. Based on original acquisition prices, approximately 52% of the Venture's original contributed capital was invested in existing income-producing real properties acquired without permanent mortgage indebtedness, approximately 25% of such capital was invested in zero coupon or similar mortgage notes (the "Zero Notes"), and the balance was invested in fixed-rate first mortgage loans. The Properties and the properties that secured the mortgage loans included commercial, industrial, residential, retail and warehouse/distribution properties. The Venture has an undivided interest in one property ("Northland Center") as a tenant in common with Equitable, which was transferred to the Venture and Equitable on July 22, 1994. All references herein to the Venture's ownership of Northland Center shall be deemed to refer to the Venture's undivided interest as a tenant in common with Equitable unless otherwise indicated. The Venture's interest in Northland Center represented approximately 49%, 37% and 31% of the real estate investments owned by the Venture as of December 31, 1998, 1997 and 1996, respectively, and approximately 53%, 42% and 46% of total revenues of the Venture for the years ended December 31, 1998, 1997 and 1996, respectively.

         At December 31, 1998, the Venture owned three real properties and an undivided interest in Northland Center (collectively, the "Properties") and one mortgage loan on a real property. Two of the Properties (Richland Mall and 1618 Sentry Park West) were purchased at an aggregate cost of approximately $39.6 million. Two of the Properties, Northland Center and 300 Delaware (originally properties that secured a Zero Note and a fixed rate first mortgage loan (the "Mortgage Loan"), respectively, were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million and the estimated fair market value of the 300 Delaware Mortgage Loan immediately preceding the transfer was approximately $8.5 million. In addition, at December 31, 1998, the Venture owned one remaining Mortgage Loan in the principal amount of $6.0 million. (Amounts identified are exclusive of closing costs.) The Mortgage Loan matured and was paid in full on February 1, 1999. Reference is made to Item 2. PROPERTIES for information concerning the Properties and the Mortgage Loan.

         ML/EQ continues to evaluate appropriate strategies for the ownership of each of the Properties in order to achieve maximum value. As a result of the evaluation, (i) on November 24, 1998, the Venture completed the sale of 1200 Whipple Road and 1345 Doolittle Drive as a package for $26.5 million, (ii) on December 18, 1998, the Venture completed the sale of 1850 Westfork for $2.6 million and (iii) on January 27, 1999, the Venture completed the sale of Richland Mall for $9.01 million. In addition, ML/EQ decided to market for sale the 300 Delaware and 16/18 Sentry Park West properties.

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

         Individual real estate properties held for sale, including deferred leasing costs and deferred rent concessions, are recorded at lower of cost or estimated fair market value, less estimated costs to sell. Depreciation is not recorded for properties classified as held for sale.

         Neither the Partnership nor the Venture has any real property investments located outside the United States. The Partnership has no employees.

         Leasing Information. See Item 2. PROPERTIES for information regarding percentages of space under lease for each of the Properties and the property that secured the Mortgage Loan, as well as information relating to the percentage of rentable space at each Property covered by leases that are scheduled to expire in each of the years 1999 to 2001.

         Competition. The Properties may compete with other properties in the areas in which they are located for, among other things, desirable tenants. Competitors may include properties owned or managed directly or indirectly by Equitable or Lend Lease or their subsidiaries or affiliates or by affiliates of the Associate General Partner. Owners of some of these properties may have greater resources than the Venture and/or may be willing or able to make greater concessions (e.g., lower rent or higher allowances for tenant improvements) to attract tenants. Similarly, tenants of the Properties may compete for business with other businesses in the area. Such competition may adversely affect the business (and, in some cases, the viability) of such tenants and, particularly in the case of retail tenants, may reduce the amount of rent received by the Venture under percentage rent provisions.

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

         As described above, ML/EQ continues to evaluate appropriate strategies for the ownership of each of the Properties in order to achieve maximum value. In this regard, ML/EQ considers capital and investment market conditions for real estate; local market conditions; future capital needs, including potential lease exposure for specific properties; prevailing interest rates; the availability of mortgage financing at the time that the Properties are offered for sale and other issues that impact property performance. As described in the Partnership Agreement of ML/EQ, liquidation or dissolution of the Venture will be delayed until the sale, retirement or other disposition of the Mortgage Loan and Properties held by the Venture (other than purchase money notes from the sale of a property) or the liquidation of ML/EQ, but not beyond December 31, 2002. While the

Partnership Agreement of ML/EQ provides that the term of ML/EQ may extend until December 31, 2002, ML/EQ's present intention is to sell the three remaining properties in advance of the foregoing date. However, there is no guaranty that the three remaining properties will be sold in advance of December 31, 2002. See INVESTMENT GUARANTY AGREEMENT AND RELATED MATTERS below.

         Conflicts of Interest. Equitable and its subsidiaries and affiliates and its advisor, Lend Lease, are among the largest owners and managers of real estate assets in the country and certain activities in which they currently or in the future may engage will be competitive with the Partnership, ML/EQ, and the Venture. As Managing General Partner of the managing partner of the Venture, EREIM Managers Corp. may encounter various conflicts of interest in managing ML/EQ's and the Venture's businesses. These conflicts may, for example, arise in connection with the allocation of leasing or sale opportunities, selection of service providers such as property managers (including whether to retain an affiliate or a non-affiliate), determination to exercise or forbear exercise of certain rights (e.g., eviction or foreclosure), or the timing of investment dispositions or liquidations. While EREIM Managers Corp. believes that it will be able to resolve such conflicts in an equitable manner, it is possible that such conflicts may not be resolved in favor of ML/EQ, the Venture, or the Partnership.

         Compass Management and Leasing, Inc. ("Compass") and ERE Yarmouth Retail, Inc. ("Retail"), affiliates of Lend Lease, which until June 10, 1997 were affiliates of Equitable, manage certain of the Venture's properties. The property management agreements are at market rates but not in excess of the rates permitted under the Partnership Agreement of ML/EQ. Compass and Retail earned approximately $293,000, $396,000 and $407,000 in property management fees for properties managed for the nine months ended September 30, 1998, and the years ended December 31, 1997 and 1996, respectively. On September 30, 1998, Compass and Retail were sold to LaSalle Partners Incorporated ("LaSalle"). LaSalle continues to manage the three remaining properties. Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and Retail were approximately $59,000, $276,000 and $124,000 during 1998, 1997 and 1996, respectively. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statements of operations in accordance the Venture's capitalization policy. The Venture reimbursed Compass and Retail for payroll incurred of approximately $1.3 million, $1.8 million and $1.7 million during 1998, 1997 and 1996, respectively. Payroll reimbursements are included in real estate operating expenses on the statements of operations. Additionally, the Venture paid construction management fees to Compass and Retail of approximately $0, $12,000 and $92,000 during 1998, 1997 and 1996, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

         The General Partners or their affiliates are entitled to receive various recurring fees for the supervision and administration of partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of the ML/EQ. At December 31, 1998, 1997 and 1996 the accrued balance for these fees and reimbursements totaled approximately $480,000, $630,000 and $608,000, respectively. Supervisory and mortgage loan servicing fees paid by ML/EQ to the Managing General Partner were approximately $612,000, $747,000 and $687,000 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts, which were then paid by the Managing General Partner at its sole expense to Lend Lease or its predecessor as asset management fees, are included in the statements of operations as asset management fees and as components of general and administrative expense.

         Advisory Agreement. On June 10, 1997, in connection with Lend Lease Corporation Limited's purchase of Equitable Real Estate, the Managing General Partner entered into a real estate investment advisory agreement with Equitable Real Estate whereby Equitable Real Estate (currently known as Lend Lease) agreed to perform, at the Managing General Partner's sole expense, certain duties and obligations in respect of ML/EQ. The agreement automatically terminates upon such date as (i) all of the Properties are sold, (ii) all Mortgage Loans are paid and discharged and (iii) the affairs of ML/EQ and the Venture are fully wound up, unless sooner terminated by the Managing General Partner. The agreement is terminable by the Managing General Partner (a) upon a material breach by Lend Lease, (b) for any reason or without cause upon ten days prior written notice to Lend Lease by the Managing General Partner or (c) upon the termination of the investment advisory agreement between Lend Lease and Equitable with respect to Equitable's general account.

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

         Investment Guaranty Agreement and Related Matters. Under an investment guaranty agreement dated March 10, 1988 by and between the Partnership and the Venture (the "Guaranty Agreement"), The Partnership has guaranteed to pay the Venture, if necessary, ninety days after the earlier of the sale, retirement, or other disposition of the Mortgage Loan and Properties or the liquidation of ML/EQ, an amount which when added to all distributions from ML/EQ to the holders of BACs ("BAC Holders") will enable ML/EQ to provide the BAC Holders with a minimum return (the "Minimum Return") equal to their Capital Contributions plus a simple annual return equal to 9.75% multiplied by their Adjusted Capital Contributions (as defined in the Guaranty Agreement), calculated from the investor closing at which the BAC Holder acquired its BACs. The unpaid cumulative minimum return under the Guaranty Agreement as of December 31, 1998 was $23.16 per BAC, which was reduced by $2.06 per BAC, after the February 26, 1999 distribution and $1.11 per BAC after the March 12, 1999 distribution. The unpaid cumulative minimum return under the Guaranty Agreement does not necessarily represent the price at which a BAC may be purchased or sold.

         While the Partnership Agreement of ML/EQ provides that the term of ML/EQ may extend until December 31, 2002, ML/EQ's present intention is to sell the three remaining properties in advance of the foregoing date. With that in mind, ML/EQ is continuing its efforts to sell or position for sale these remaining properties. However, there is no certainty as to when the remaining properties will be sold.

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

         The obligation of the Partnership to pay the Minimum Return is subject to reduction for (i) any Federal, state or local corporate income or franchise tax imposed upon ML/EQ or the Venture, and (ii) any Federal, state or local income, gross receipts, value-added, excise or similar tax imposed on ML/EQ or the Venture not imposed under law at the time of the Offering, other than any such local tax imposed as a result of owning real property in the locality. All distributions from ML/EQ to BAC Holders from whatever source will reduce the amount of the Partnership' obligation under the Guaranty Agreement. The obligations of the Partnership under the Guaranty Agreement will terminate in the event that upon the written consent or the affirmative vote of BAC Holders or Limited Partners owning more than 50% of the Interests either (i) EREIM Managers Corp. is removed as the Managing General Partner of ML/EQ or (ii) ML/EQ is dissolved without the consent of EREIM Managers Corp. The Guaranty Agreement states that the maximum liability of the Partnership under the Guaranty Agreement is $271,211,250. If there were no distributions until December 31, 2002, the expiration of the term of ML/EQ, and subject to the foregoing description of the Guaranty Agreement, the obligations of the Partnership under the Guaranty Agreement as of December 31, 1998 would be limited to $142,918,111 plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to the Venture to fund cash deficits. The Keep Well Agreement provides that only LP Corp. and its successors will have the right to enforce Equitable's obligations thereunder.

         The obligations of the Partnership under the Guaranty Agreement are nonrecourse to Equitable but are recourse as to LP Corp. Equitable has entered into an agreement dated as of March 10, 1988 (the "Keep Well Agreement") with LP Corp. which provides that Equitable will make capital contributions to LP Corp. in such amounts as to permit LP Corp. to pay its obligations with respect to the Guaranty Agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. If there were no distributions until December 31, 2002, the expiration of the term of ML/EQ, and Subject to the foregoing, the obligations of Equitable under the Keep Well Agreement as of December 31, 1998 are $142,918,111. The Keep Well Agreement provides that only LP Corp. and its successors will have the right to enforce Equitable's obligations thereunder.

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

         At December 31, 1998, 1997 and 1996, Equitable's total surplus, calculated in accordance with the statutory method of accounting, was approximately $3.17 billion, $2.46 billion and $2.26 billion, respectively. At December 31, 1998, 1997 and 1996, Equitable's total consolidated capital, calculated in accordance with the statutory method of accounting and consisting of surplus and the Asset Valuation Reserve, was approximately $4.72 billion, $3.91 billion and $3.56 billion, respectively.

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

ITEM 2.  PROPERTIES

         ML/EQ continues to evaluate appropriate strategies for the ownership of each of the Properties in order to achieve maximum value. As a result of the evaluation, (i) on November 24, 1998, the Venture completed the sale of 1200 Whipple Road and 1345 Doolittle Drive as a package for $26.5 million, (ii) on December 18, 1998, the Venture completed the sale of 1850 Westfork for $2.6 million and (iii) on January 27, 1999, the Venture completed the sale of Richland Mall for $9.01 million. In addition, ML/EQ decided to market for sale the 300 Delaware and 16/18 Sentry Park West properties.

         At December 31, 1998, approximately 67.9% of the aggregate rentable square feet of the Venture's Properties was leased. Leases covering approximately 10.9%, 18.3% and 11.6% of the Properties rentable square feet are scheduled to expire in 1999, 2000 and 2001, respectively.

         Set forth below is a brief description of each of the Venture's investments at December 31, 1998. Reference is made to Note 5 of the Notes to Consolidated Financial Statements in Item 8. FINANCIAL STATEMENTS. The Venture has fee ownership of the land and improvements relating to each of the Properties.


       Name, Location and              Approximate             Date of                  Year of
        Type of Property                  Size               Acquisition              Completion
       ------------------              -----------           -----------              ----------
Richland Mall                          185,794(1)              7/19/88                   1976
Bucks County, PA                         sq. ft.
shopping center

16/18 Sentry Park West                   186,140               12/22/88                  1988
Montgomery County, PA                    sq. ft.
office buildings

Northland Center                       586,573(2)              7/22/94                   1954
Southfield, MI                           sq. ft.
regional mall

300 Delaware                             314,313               11/15/94                  1970
Wilmington, DE                           sq. ft.
office building

----------------------
(1) Property was sold on January 27, 1999.

(2) Excludes square feet of property owned by certain anchor stores.


Annual Aggregate Lease Payments to be Received (in dollars)(a)

Name of Property             1999          2000          2001         2002        2003     Thereafter       Total
--------------------------------------------------------------------------------------------------------------------
Richland Mall (b)        $ 1,015,274   $  988,899    $  933,036   $  931,978  $  965,027  $ 8,033,333    $12,867,547
16/18 Sentry Park West     3,199,767    2,593,702     1,628,396    1,405,686   1,053,439    1,378,221     11,259,211
Northland Center           3,790,193    3,453,531     3,162,551    2,701,535   1,999,312    5,211,304     20,318,427
300 Delaware               2,068,461    2,078,363     1,905,425    1,781,297   1,452,136    3,854,197     13,139,879
                         -----------   ----------    ----------   ----------  ----------  -----------    -----------
                         $10,073,695   $9,114,495    $7,629,408   $6,820,496  $5,469,914  $18,477,055    $57,585,064
                         ===========   ==========    ==========   ==========  =========== ===========    ===========

---------------------
(a) Lease payments to be received under noncancelable operating leases in effect as of December 31, 1998.
(b) Property was sold on January 27, 1999. Total lease payments received in 1999 prior to the sale was $72,000


Range of Lease Expirations

    Name of Property                                                  Years
    ----------------                                                  -----
Richland Mall                                                      1999-2017
16/18 Sentry Park West                                             1999-2007
Northland Center                                                   1999-2014
300 Delaware                                                       1999-2013

-----------------------

Major Tenants

         The following list sets forth major tenants for the Properties together with percentage of space used by such tenants as of December 31, 1998:

        Properties                          Major Tenants                         Percentage of Leasable Space
        ----------                          -------------                         ----------------------------
     Richland Mall                          Bon Ton Department Store                         45.3%(1)
                                            Redner's Market                                  29.2%(1)

     16/18 Sentry Park West                 Liberty Mutual                                   15.1%
                                            J&B Software                                     10.7%

     Northland Center                       Hudson's Department Store                             (2)
                                            J.C. Penney                                           (2)
                                            Target                                                (2)

     300 Delaware                           PNC Bank                                           32%

-----------------

(1) Property was sold on January 27, 1999.

(2) Hudson's Department Store, J.C. Penney, and Target independently constructed and operate their stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores covering 511,509 square feet, 294,507 square feet and 117,000 square feet, respectively, are not included in the gross leasable area of the mall. In addition, J.C. Penney pays ground rent.

Description of Properties

     Richland Mall is located in Richland Township, Pennsylvania. On January 27, 1999, the Venture sold Richland Mall for $9.01 million. Prior to its sale, it was converted to a community shopping center in 1997. The primary tenants include Bon Ton Department Store, Redner's Market Grocery Store, CVS, and Radio Shack. At December 31, 1998, the Mall was approximately 85.6% leased with 26,778 square feet vacant. Excluding the two anchor stores, the Mall was 40.5% leased.

     16/18 Sentry Park West are two four-story office buildings located approximately 15 miles northwest of the Philadelphia central business district. Tenants include Liberty Mutual Insurance Company, J&B Software, United Healthcare, Legg Mason and Prudential Insurance. At December 31, 1998, the property was 99.6% leased. Leases covering approximately 16.7%, 28.0% and 23.2% of the space are scheduled to expire in 1999, 2000 and 2001, respectively.

     Northland Center, which was transferred to the Venture and Equitable by a deed in lieu of foreclosure on July 22, 1994, is a regional enclosed mall located in Southfield, Michigan. Major tenants include Hudson's Department Store, J.C. Penney and Target. As of December 31, 1998, the portion of the Center owned by the Venture was approximately 50.0% leased.

     Excluding the anchor space, the inline tenant space was approximately 74.0% occupied. Leases covering approximately 10.7%, 15.2% and 6.4% of the space (excluding the anchor stores) are scheduled to expire in 1999, 2000 and 2001, respectively.

     In July 1997, Montgomery Ward, a former tenant, declared bankruptcy. ML/EQ is taking steps to lease 117,500 square feet of the space vacated by Montgomery Ward. Discussions with a national department store to fill this vacancy have been ongoing, but no agreement has been reached. In addition to the Montgomery Ward vacancy, 70,000 square feet of the space previously occupied by Kohl's department store has been vacant since March 1995. A significant amount of capital may be required to retenant this vacant space. These anchor vacancies as well as the age of the mall place Northland Mall at a competitive disadvantage.

     In 1998, the Venture spent $178,000 on common area upgrades and maintenance, and approximately $275,000 on leasing costs. In 1999, anticipated capital costs include $1,195,000 for HVAC/central plant, $115,000 for parking lots and sidewalk repairs and $102,000 for furniture, fixtures and equipment.

     300 Delaware, which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994, is a seventeen story office building in Wilmington, Delaware. PNC Bank, a major tenant, occupies 100,000 square feet, or 32% of the building. PNC's lease expires in May 2005 and contains an option to renew. PNC's rent is substantially below market rates. As of December 31, 1998, the building was approximately 72% leased. Management has removed asbestos from all vacant space in the building. However, asbestos has not been removed from 36,642 square feet of occupied space, 31,287 square feet of which is occupied by PNC. Removal of this asbestos will not occur until this space is vacated. The majority of deferred maintenance has been corrected, and thus the anticipated future capital expenditures will generally be for asbestos abatement, tenant improvements and leasing commissions in connection with actual leasing. Leases covering approximately 0.1%, 3.3% and 3.0% are scheduled to expire in 1999, 2000 and 2001 respectively.

     Management established an enhancement/stabilization and renovation program for 300 Delaware. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further information regarding this renovation program.

     Jericho Village Loan is a first mortgage loan to the Wilcon Company secured by an apartment complex in Weston, Massachusetts, which matured, and was paid in full on February 1, 1999. Interest-only payments on the loan in the amount of $51,250 were due monthly in arrears during the term of the loan. On March 12, 1999, ML/EQ distributed the proceeds from the payoff of the loan to BAC holders of record on February 1, 1999. See ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

     The Plaintiffs purport to sue on behalf of a class of all limited partners of ML/EQ who purportedly have been or will be adversely affected by the conduct of the defendants. The complaint alleges that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate ML/EQ's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold under-performing properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests and other benefits which they have realized on account of their allegedly wrongful conduct. The Partnership intends to defend vigorously against these claims. On November 6, 1997, defendants answered the complaint, denying any wrongdoing. Additionally, defendants have noticed a motion to dismiss a portion of the case on the pleadings in the Delaware Court of Chancery. Although the outcome of any litigation cannot be predicted with certainty, the Partnership's management believes that the ultimate resolution of the litigation will not have a material adverse effect on the financial condition of the Partnership. The Partnership's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Partnership's results of operations in any particular period.

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


ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth the selected financial data for the Partnership on a consolidated basis for the years ended December 31, 1994, 1995, 1996, 1997 and 1998:


                               1998            1997             1996             1995             1994
                          -------------      ----------       ----------       ----------       ----------
Total revenue             $ 1,688,186       $ 3,043,112      $ 1,562,188      $ 2,199,500      $ 2,909,580

Net income                $ 1,660,138       $ 3,015,062      $ 1,405,198      $ 2,024,609      $ 2,860,139
(loss)


Total assets              $32,155,455       $31,699,217      $33,087,819      $32,743,147      $31,940,356

         The above selected financial data for the years 1994 through 1998 should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         As of December 31, 1998, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners, from time to time, determine are appropriate.

         In addition, the Partnership owns a 20% interest in the Venture. At December 31, 1998, the Venture owned three real properties, an undivided interest in Northland Center as a tenant in common with Equitable and one Mortgage Loan on a real property. Two of the Properties, Richland Mall and 16/18 Sentry Park West, were purchased at an aggregate cost of approximately $39.6 million. Two of the Properties, Northland Center and 300 Delaware (originally properties that secured a Zero Note and a Fixed-Rate Mortgage Loan, respectively), were transferred to the Venture during 1994 in separate deed in lieu of foreclosure transactions. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million and the estimated fair market value of the 300 Delaware Mortgage Note immediately preceding the transfer was approximately $8.5 million. Brookdale Center (originally a property that secured a Zero Note) was transferred to the Venture during December 1996 pursuant to a Chapter 11 bankruptcy plan for Midwest. The estimated fair market value of the Venture's undivided interest in the Zero Note immediately preceding the transfer was approximately $15.6 million. Brookdale Center was sold by the Venture in November 1997. At December 31, 1998 the Venture also had approximately $10.7 million in cash and cash equivalents of which $2.4 million was distributed to ML/EQ in February 1999 for distribution to BAC holders. For 1998, 1997 and 1996, ML/EQ received distributions from the Venture totaling approximately $43.1 million, $34.5 million and $2.4 million, respectively.

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

         Management continues to evaluate appropriate strategies for the ownership of each of the assets in its portfolio in order to achieve maximum value. In this regard, Management considers capital and investment market conditions for real estate; local market conditions; future capital needs, including potential lease exposure for specific properties; and other issues that impact property performance. Among other things, this analysis will provide the basis for hold/sell recommendations for the properties. While the Partnership Agreement of ML/EQ provides that the term of ML/EQ may extend until December 31, 2002, ML/EQ's present intention is to sell the three remaining properties in advance of the foregoing date. However, there is no guaranty that the three remaining properties will be sold in advance of December 31, 2002.

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

         Management of the Venture established an enhancement, stabilization and renovation program for 300 Delaware which was transferred to the Venture by deed in lieu of foreclosure on November 15, 1994. Estimated costs for this program total $4.4 million, of which $1.6 million was incurred in 1995, $1.2 million was incurred in 1996, $398,000 was incurred in 1997, $1.1 million was incurred in 1998 and the remaining balance is expected to be expended through 1999. As of December 31, 1998, approximately $4.1 million of these costs have been expended.

         Included in the estimated $4.4 million of renovation expenditures is approximately $2.3 million for asbestos abatement which has been completed for the budgeted work. Approximately 36,642 square feet of occupied space still contains asbestos, but removal of this asbestos was not contemplated in this budget and will not occur until this space is vacated. Also included in the $4.4 million is $400,000 for sprinkler installation, $400,000 for exterior deferred maintenance and $600,000 for interior and exterior common area cosmetic upgrades. The cosmetic upgrades have given the building a fresher, more inviting look. Additional costs not included in the above figures are estimated tenant improvements of $3.0 million. The tenant improvement costs are directly associated with actual leasing and will only be expended as leasing transactions occur in the building. As of December 31, 1998, approximately $2.0 million had been expended for tenant improvements. The remaining tenant improvement costs of approximately $1.0 million are expected to be expended over the next few years to lease the currently vacant space.

         At Northland Center, the Venture and Equitable now have control of the Montgomery Ward building and have been attempting to fill this vacancy. In the event that a replacement tenant is found for this space, a significant amount of capital may be required to retenant the space. In 1998, the Venture spent $178,000 on common area upgrades and maintenance, and approximately $275,000 on leasing costs. In 1999, anticipated capital costs include $1,195,000 for HVAC/central plant, $115,000 for parking lots and sidewalk repairs and $102,000 for furniture, fixtures and equipment.

         For 1998, the Partnership's distributions received from the Venture totaled $671,591. In addition, the Partnership received payments totaling $310,843 in respect of the fee for providing the guarantee of minimum return pursuant to the Guaranty Agreement. The Partnership will continue to be entitled to the recurring portion of the Guaranty Fee at the rate of .35% of average annual adjusted capital contributions of BAC Holders. The Partnership currently distributes all or substantially all of its share of cash distributions from the Venture (as well as payments of the Guaranty Fee) to its partners and expects to continue to do so.

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

         Period Ended                                Date Paid                          Distribution per BAC
         ------------                                ---------                          --------------------
         December 31, 1990                           February 28, 1991                  $0.25
         June 30, 1991                               August 31, 1991                    $0.50
         December 31, 1991                           February 28, 1992                  $0.50
         June 30, 1992                               August 31, 1992                    $0.662(1)
         December 31, 1992                           February 28, 1993                  $0.40
         June 30, 1993                               --                                 $0.00
         December 31, 1993                           February 28, 1994                  $0.10(2)
         June 30, 1994                               August 31, 1994                    $0.10(2)
         December 31, 1994                           February 28, 1995                  $0.15(2)
         June 30, 1995                               August 31, 1995                    $0.15(2)
         December 31, 1995                           February 29, 1996                  $0.10(2)
         June 30, 1996                               August 29, 1996                    $0.10(2)
         December 31, 1996                           February 28, 1997                  $0.15(2)
         June 30, 1997                               August 29, 1997                    $2.70(3)
         November 30, 1997                           December 23, 1997                  $3.26(4)
         December 31, 1997                           February 27, 1998                  $2.75(5)
         June 30, 1998                               August 31, 1998                    $0.25
         November 30, 1998                           December 21, 1998                  $4.82(6)
         December 31, 1998                           February 26, 1999                  $0.45(7)
         January 31, 1999                            February 26, 1999                  $1.61(8)
         February 26, 1999                           March 12, 1999                     $1.11(9)

----------
(1) The distribution made on August 31, 1992 to holders of record on June 30, 1992 includes a $0.162 distribution of sale or financing proceeds associated with the termination of the lease with Saab at 1850 Westfork Drive.
(2) All of the distributions made from 1995 through February 28, 1997 constitute distributions of sale or financing proceeds derived from a portion of the proceeds from the pay-off of the Mortgage Loan to the Second Merritt Seven Joint Venture on November 22, 1993.
(3) The August 29, 1997 distribution represents a distribution of distributable cash from operations. ML/EQ made a decision to distribute a major portion of the monies previously held following its decision to sell Brookdale Center.
(4) The December 23, 1997 distribution constitutes distributions of sale or financing proceeds derived from the sale of Brookdale Center.
(5) The February 27, 1998 distribution constitutes distributions of sale or financing proceeds derived from the sale of the Chicago Industrial Properties during 1997, remaining proceeds from both the sale of Brookdale Center and the pay-off of the mortgage loan to the second Merritt Seven Joint Venture and early lease termination payments.
(6) The December 21, 1998 distribution constitutes distributions of sale or financing proceeds derived from the sale of 1200 Whipple Road and 1345 Doolittle Drive.
(7) The distribution made on February 26, 1999 to holders of record on December 18, 1998 represents sale or financing proceeds from the sale of 1850 Westfork Drive.
(8) The distribution made on February 26, 1999 to holders of record on January 27, 1999 represents sale or financing proceeds from the sale of Richland Mall.
(9) The distribution made on March 12, 1999 to holders of record on February 1, 1999 constitutes distributions of the proceeds from the payoff of the Jericho Village loan.

         The determination to withhold the 1995 distributions of distributable cash was based on the uncertainty regarding the level and timing of expenditures relating to Brookdale Center as well as the likelihood of significant capital expenditures for the renovation of 300 Delaware. The determination to withhold the 1996 distributions of distributable cash was based on uncertainty regarding Brookdale Center expenditures, the needs of the Venture to fund significant capital expenditures for the renovation of 300 Delaware and costs incurred at Richland Mall to increase tenancy. The levels of future cash distributions principally will be dependent on the distributions to the Partnership by the Venture, which in turn will be dependent on returns from the Venture's investments and future reserve requirements for capital expenditures at the Venture's Properties.

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

         During 1996, 1997 and 1998, the Venture received approximately $179,000, $133,000 and $13,000, respectively, for early lease termination payments. These early lease termination payments were classified as sale or financing proceeds and were distributed in 1998. See

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The amount and timing of distributions from sale or financing proceeds depend upon payments of the Mortgage Loan and maturity schedule, the timing of disposition of Properties as well as the need to allocate such funds to increase reserves.

         The Venture, ML/EQ, and the Partnership are all intended to be self-liquidating in nature, meaning that proceeds from the sale of properties or principal repayments of loans will not be reinvested but instead will be distributed to BAC Holders and partners, subject to certain limitations. Under the terms of the Guaranty Agreement which has been assigned to ML/EQ, following the earlier of the sale or other disposition of all of the Properties and Mortgage Loans or the liquidation of ML/EQ, the Partnership has guaranteed to pay an amount which, when added to all distributions from the Partnership to the BAC Holders, will enable the Partnership to provide the BAC Holders with a minimum return equal to their original capital contributions plus a simple annual return equal to 9.75% simple interest per annum multiplied by their adjusted capital contributions calculated from the investor closing at which an investor acquired his BACs, subject to certain limitations. Capital contributions by the BAC Holders totaled $108,484,500. As of December 31, 1998, the cumulative 9.75% simple annual return was $109,072,988. As of December 31, 1998, cumulative distributions by ML/EQ to the BAC Holders totaled $91,897,206, or $16.94 per BAC, of which $27,663,548 is attributable to income from operations and $64,233,658 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. Another $11,173,904 and $6,020,890 in capital proceeds was distributed to the BAC Holders in February and March, 1999, respectively.

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

         The increase in investment in joint venture of approximately $.5 million, or 1.6%, from $31.5 million at December 31, 1997 to $32.0 million at December 31, 1998 resulted from the excess of equity in net income of the Venture over cash distributed from the Venture.

         The decrease in investment in joint venture of approximately $1.4 million, or 4.2%, from $32.9 million at December 31, 1996 to $31.5 million at December 31, 1997 resulted from the excess of actual cash distributions from the Venture over equity in net income of the Venture.

         The increase in EREIM LP Corp.'s capital account of approximately $196,000, or 26%, from ($752,000) at December 31, 1997 to $(556,000) at December
31, 1998 and the increase in Equitable's capital account of approximately $520,000, or 1.7%, from $31.2 million at December 31, 1997 to $31.7 million at December 31, 1998 are both due to their share of net income of the Partnership in excess of cash distributions received from the Partnership.

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

Results of Operations

         Equity in net income of the Venture decreased approximately $1.2 million, or 51.3%, from $2.4 million in 1997 to $1.2 million in 1998 due to valuation allowances of $10.2 million on real estate assets held for sale recorded by the Venture during 1998, partially offset by an increase on gain on sale of real estate of $5.2 million, from $3.3 million in 1997 to $8.5 million in 1998.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS

         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of December 31, 1998, the Partnership had no material exposure to market risk.


Year 2000

         The inability of computers, software and other equipment to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue ("Y2K"). As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         The Partnership, ML/EQ and the Venture rely on the services of third-party providers, including Merrill Lynch and Lend Lease, for all their computing needs. Additional Y2K exposures of the Partnership, ML/EQ and the Venture continue to be assessed. Potential critical exposures include reliance on third-party vendors and building systems that are not Y2K compliant. The Venture has begun to communicate with our third-party service vendors such as Lend Lease, Merrill Lynch and property managers in an effort to assess their Y2K compliance status and the adequacy of their Y2K efforts.

         Each property owned by the Venture is being assessed in an effort to identify critical Y2K issues specific to each property. Required remediation strategies will depend on the outcome of the assessments and we expect the majority of critical property assessments to be completed, and remediation efforts to be underway by the end of the second quarter of 1999.

         ML/EQ and the Venture have incurred costs to date relating to Y2K of approximately $13,000. These costs were not material and therefore not accrued as of December 31, 1998. Total property assessment costs to the Venture are expected to be approximately $55,000. Remediation efforts may vary significantly from one building to the next. Therefore remediation costs can not be reasonably estimated until the assessments are complete and remediation strategies determined.

         The failure to adequately address the Year 2000 issue may result in the closure of buildings owned by the Venture, a delay or temporary suspension of certain building services or delays in distributions to BAC Holders. In order to reduce the potential impact on the operations of the Partnership and the Venture, contingency plans will be developed once critical Y2K exposures have been assessed.

         Building contingency plans will be developed on a property by property basis once assessments have been completed. This will allow the efficient development of contingency plans that take into account individual circumstances surrounding each property. Contingency plans may involve the engagement of additional security services, implementation of temporary systems modifications, and the identification and engagement of alternate service vendors. Additional contingency plans may be developed as circumstances warrant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are included in Item 14 of this annual report:

         EREIM LP ASSOCIATES

         Independent Auditors' Report

         Balance Sheets, December 31, 1998 and 1997

         Statements of Income for the years ended
           December 31, 1998, 1997 and 1996

         Statements of Partners' Capital for the years ended
           December 31, 1998, 1997 and 1996

         Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996

         Notes to Financial Statements

         EML ASSOCIATES

         Independent Auditor's Report

         Balance Sheets, December 31, 1998 and 1997

         Statements of Operations for the years ended
           December 31, 1998, 1997, and 1996

         Statements of Partners' Capital for the years ended
           December 31, 1998, 1997, and 1996

         Statements of Cash Flows for the years ended
           December 31, 1998, 1997, and 1996

         Notes to Financial Statements

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The Partnership is a general partnership and has no directors or officers.

         For informational purposes only, certain information regarding LP Corp. and its directors and officers is set forth below.

         The names and titles of the directors and officers of LP Corp. as of March 31, 1998 are as follows:

Name                                                 Age        Office
----                                                 ---        ------
Peter D. Noris...............................         44        Director
Anthony C. Pasquale..........................         52        Director
John H. Kirst................................         38        President, Chief Executive Officer
                                                                  and Director
Patricia C. Snedeker........................          43        Vice President, Controller and Treasurer
J. Mark Hillis...............................         35        Vice President
Michael L. Jacobson..........................         45        Vice President
Bruce Polifka ...............................         41        Vice President
Thomas A. McKean.............................         37        Secretary

         The business experience of the directors and executive officers of the Managing General Partner is set forth below.

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

         John H. Kirst has been Senior Vice President of Equitable since September 1997. In this position he oversees the investment strategy and management of Equitable's $8 billion real estate and mortgage portfolio. Mr. Kirst joined Equitable in 1997. Prior thereto, he was Managing Director of Landauer Associates, Inc. from 1996 through August 1997 and Managing Director of Sutton Advisors throughout 1995, in both capacities, providing advisory and transaction counseling services to institutional investors. Mr. Kirst was previously affiliated with NLI Properties, Inc., the U.S. real estate subsidiary of Nippon Life Insurance Company, where as Vice President and Director of Asset Management from 1992 through 1994, he managed a $2.5 billion portfolio of office, retail and hotel investments. Mr. Kirst worked for ten years at IBM where he was responsible for joint venture development projects across the country and for overseeing the planning, leasing, design and construction of IBM facilities.

         Patricia C. Snedeker has been Vice President, Controller and Treasurer of the Managing General Partner since January 1995 and Chief Financial Officer from June 1994 to June 1997. Mrs. Snedeker is also a Senior Vice President of Lend Lease responsible for overseeing the Investor Reporting Department which handles the accounting and financial reporting for all of the organization's real estate portfolios. Mrs. Snedeker has been with Lend Lease since October 1982.

         J. Mark Hillis has been Vice President of the Managing General Partner since 1997. Mr. Hillis is a Vice President of Lend Lease , in the disposition group, where he is responsible for dispositions of client assets including the Partnership's assets. Previously he was assistant portfolio manager for several limited partnerships including the partnership. Mr. Hillis joined in August 1994 as Director of Appraisal, where he was responsible for preparing annual valuations of properties owned by Equitable. Before he joined , he was employed by Price Waterhouse in their Real Estate Valuation Group since 1991, where he was responsible for audit valuation compliance, general real estate appraisal and due diligence services.

         Bruce Polifka has been Vice President of the Managing General Partner since 1998. Mr. Polifka is a Vice President of Lend Lease, where he is currently employed in several capacities. He is an assistant portfolio manager, as well as the chief appraiser responsible for overseeing the valuation of Equitable's General Account portfolio. Mr. Polifka joined Lend Lease in the Dallas region in 1993 where he performed various functions including asset management, appraisal and acquisitions. Prior to joining Lend Lease Mr. Polifka had 10 years of diverse real estate experience including appraisal, leasing and real estate development.

         Michael L. Jacobson has been Vice President of the Managing General Partner since 1997. Mr. Jacobson has been a Senior Vice President of since 1989, where he is responsible for overseeing fund and joint venture investments for certain Japanese accounts and Equitable's general account. Mr. Jacobson joined Lend Lease in 1976 in the accounting area and has held various management positions.

         Thomas A. McKean became Secretary of the Managing General Partner in early 1998. He has been a Vice President and Secretary of Lend Lease since January 1, 1999 and a member of the legal department at Lend Lease since January, 1993.

ITEM 11.  EXECUTIVE COMPENSATION

         All of the directors and officers of the LP Corp. are employees of Equitable and Lend Lease. Neither they, nor any officer or director of Equitable or Equitable Real Estate is separately compensated for services provided to the General Partners or, on behalf of the General Partners or the Partnership, to the Venture.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The Partnership has not issued any voting securities. There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in change in control of the Partnership. Certain information regarding ownership of BACs is set forth under Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Annual Report on Form 10-K of ML/EQ for the fiscal year ended December 31, 1998, which is filed as an exhibit to this annual report and incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to Item 2. PROPERTIES (and the relevant portions of the Prospectus and Supplements thereto incorporated therein) for information relating to the acquisition by the Venture of the Notes from Equitable.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)      1.       The following financial statements are filed with this report on the pages indicated:


                                                                                                                        Page
EREIM LP ASSOCIATES

      Independent Auditors' Report...................................................................................    1

      Balance Sheets, December 31, 1998 and 1997.....................................................................    2

      Statements of Income for the years ended
        December 31, 1998, 1997 and 1996.............................................................................    3

      Statements of Partners' Capital for the years ended
        December 31, 1998, 1997 and 1996.............................................................................    4

      Statements of Cash Flows for the years ended
        December 31, 1998, 1997 and 1996.............................................................................    5

      Notes to Financial Statements..................................................................................    6

EML ASSOCIATES                                                                                                          Page

      Independent Auditor's Report...................................................................................    1

      Balance Sheets, December 31, 1998 and 1997.....................................................................    2

      Statements of Operations for the years ended
        December 31, 1998, 1997 and 1996.............................................................................    3

      Statements of Partners' Capital for the years ended
        December 31, 1998, 1997 and 1996.............................................................................    4

      Statements of Cash Flows for the years ended
        December 31, 1998, 1997 and 1996.............................................................................    5

      Notes to Financial Statements..................................................................................    7

         2. The following audited financial statement schedules are filed with this report on the pages indicated:

                                                                                                                         Page
                  Supplemental Schedules:

                  Real Estate and Accumulated Depreciation as of December 31,
                    1998 and for the years ended December 31, 1998, 1997 and
                    1996 (Schedule III)..............................................................................    17

                  Mortgage Loans on Real Estate as of December 31, 1998 and for
                    the years ended December 31, 1998, 1997 and
                    1996 (Schedule IV)...............................................................................    18

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

         10.      Material Contracts.

                  (a) Purchase and Sale Agreement between EML Associates and Weingarten Properties, Inc., dated November 19, 1998, as amended.

                  (b) Purchase and Sale Agreement between EML Associates and SPP Real Estate (USA), Inc., dated September 28, 1998 (incorporated by reference to Exhibit 10(a) to 10-Q for the quarterly period ended September 30,
                           1998).

                  (c) Purchase and Sale Agreement between EML Associates and Glenn E. Wyatt, Jr. dated ________, 1998 (incorporated by reference to Exhibit 10(b) to 10-Q for the quarterly period ended September 30, 1998).

                  (d) Real Estate Investment Advisory Agreement by and between EREIM Managers Corp. and Equitable Real Estate Investment Management, Inc. (currently Lend Lease Real Estate Investments, Inc.) dated as of June 10, 1997 (incorporated by reference to Exhibit 10(a) to the 1997 10-K).

                  (e) Purchase and Sale Agreement by and between The Equitable Life Assurance Society of the United States and Talisman Brookdale L.L.C., dated September 2, 1997 (incorporated by reference to Exhibit 10(b) to the 1997 10-K).

                  (f) Purchase and Sale Agreement by and between EML Associates and SPP Real Estate (O'Hare), Inc., dated December 31, 1997 (incorporated by reference to
                           Exhibit 10(c) to the 1997 10-K).

                  (g) Form of Beneficial Assignee Certificate (incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

                  (h) Agreement Between General Partners of ML/EQ (incorporated by reference to Exhibit 10(c) to the 1987 10-K).

                  (i) Joint Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K).

                  (j) Investment Guaranty Agreement between the Venture and the Partnership (incorporated by reference to Exhibit 10(e) to the 1987 10-K).

                  (k) Assignment Agreement between ML/EQ and Venture (incorporated by reference to Exhibit 10(f) to the 1987 10-K).

                  (l) Keep Well Agreement between The Equitable Life Assurance Society of the United States and EREIM LP Corp. (incorporated by reference to Exhibit 10(g) to the 1987 10-K).

                  (m) Amended and Restated Agreement of General Partnership of EREIM LP Associates (incorporated by reference to Exhibit 10(h) to the 1987 10-K).

                  (n) Form of Participation Agreement between The Equitable Life Assurance Society of The United States and EML Associates dated September 27, 1988 (incorporated by reference to Exhibit No. 2 to Form 8-K dated September 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

                  (o) Note and Mortgage and Security Agreement dated January 31, 1989 relating to loan by EML to The Wilcon Company (incorporated by reference to Exhibit No. 4 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

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

    EREIM LP ASSOCIATES
    Financial Statements
    as of December 31, 1998 and 1997,
    and for the Years Ended
    December 31, 1998, 1997, and 1996,
    and Independent Auditors' Report

EREIM LP ASSOCIATES

TABLE OF CONTENTS
-------------------------------------------------------------------------------


                                                                     PAGE

INDEPENDENT AUDITORS' REPORT                                          1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997,
  AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996:

   Balance Sheets                                                     2

   Statements of Income                                               3

   Statements of Partners' Capital                                    4

   Statements of Cash Flows                                           5

   Notes to Financial Statements                                      6

INDEPENDENT AUDITORS' REPORT


EREIM LP Associates:

We have audited the accompanying balance sheets of EREIM LP Associates (the "Partnership") as of December 31, 1998 and 1997, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





February 19, 1999

EREIM LP ASSOCIATES

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                1998               1997
 ASSETS
 Cash                                                        $     10,000       $     10,000
 Guaranty fee receivable from affiliate (Notes 3 and 4)           121,698            180,367
 Investment in Joint Venture, at equity (Note 5)               32,023,757         31,508,850
                                                             ------------       ------------

                                                             $ 32,155,455       $ 31,699,217
                                                             ============       ============

 LIABILITIES AND PARTNERS' CAPITAL

 LIABILITIES:
   Deferred guaranty fee (Notes 3 and 4)                     $    998,058       $  1,247,572
   Due to affiliates                                                  649             10,590
   Accrued liabilities                                             17,919             18,219
                                                             ------------       ------------

       Total liabilities                                        1,016,626          1,276,381

 PARTNERS' CAPITAL:
   General partners:
     Equitable                                                 31,695,037         31,175,140
     EREIM LP Corp.                                              (556,208)          (752,304)
                                                             ------------       ------------

       Total partners' capital                                 31,138,829         30,422,836
                                                             ------------       ------------

                                                             $ 32,155,455       $ 31,699,217
                                                             ============       ============

See notes to financial statements.

EREIM LP ASSOCIATES

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

                                                           1998            1997            1996
 REVENUE:
   Equity in net income of Joint Venture (Note 5)      $1,186,498      $2,434,011      $  947,766
   Guaranty fee from affiliate (Notes 3 and 4)            501,688         609,101         614,422
                                                       ----------      ----------      ----------

       Total revenue                                    1,688,186       3,043,112       1,562,188

 EXPENSES:
   Advisory fees                                                                          126,811
   General and administrative                              28,048          28,050          30,179
                                                       ----------      ----------      ----------

       Total expenses                                      28,048          28,050         156,990
                                                       ----------      ----------      ----------

 NET INCOME                                            $1,660,138      $3,015,062      $1,405,198
                                                       ==========      ==========      ==========

See notes to financial statements.

EREIM LP ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL
--------------------------------------------------------------------------------

                                                             EREIM
                                         Equitable          LP Corp.             Total

 BALANCE - December 31, 1995           $ 32,198,220       $(1,235,291)      $ 30,962,929

   Capital contributions                    161,010             1,626            162,636
   Distributions to partners               (594,000)         (374,002)          (968,002)
   Net income                               782,868           622,330          1,405,198
                                       ------------       -----------       ------------

 BALANCE - December 31, 1996             32,548,098          (985,337)        31,562,761

   Capital contributions                     26,941               272             27,213
   Distributions to partners             (3,781,800)         (400,400)        (4,182,200)
   Net income                             2,381,901           633,161          3,015,062
                                       ------------       -----------       ------------

 BALANCE - December 31, 1997             31,175,140          (752,304)        30,422,836

   Capital contributions                     37,906               383             38,289
   Distributions to partners               (664,875)         (317,559)          (982,434)
   Net income                             1,146,866           513,272          1,660,138
                                       ------------       -----------       ------------

 BALANCE - December 31, 1998           $ 31,695,037       $  (556,208)      $ 31,138,829
                                       ============       ===========       ============

See notes to financial statements.

EREIM LP ASSOCIATES

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

                                                           1998              1997              1996

 OPERATING ACTIVITIES:
   Net  income                                          $ 1,660,138       $ 3,015,062       $ 1,405,198
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Equity in net income of Joint Venture               (1,186,498)       (2,434,011)         (947,766)
     Distributions from Joint Venture                       671,591         3,820,000           600,000
     Decrease in deferred guaranty fee                     (249,514)         (249,514)         (249,515)
     Increase (decrease) in due to affiliates                (9,941)            5,330            (3,773)
     Increase (decrease) in accrued liabilities                (300)           (4,493)           (1,872)
     Decrease in guaranty fee receivable from
       affiliate                                             58,669             2,613             3,094
                                                        -----------       -----------       -----------

         Net cash provided by operating activities          944,145         4,154,987           805,366

 FINANCING ACTIVITIES:
   Contributions from partners                               38,289            27,213           162,636
   Distributions to partners                               (982,434)       (4,182,200)         (968,002)
                                                        -----------       -----------       -----------

         Net cash used in financing activities             (944,145)       (4,154,987)         (805,366)
                                                        -----------       -----------       -----------

 NET CHANGE IN CASH                                              --                --                --

 CASH:
   Beginning of year                                         10,000            10,000            10,000
                                                        -----------       -----------       -----------

   End of year                                          $    10,000       $    10,000       $    10,000
                                                        ===========       ===========       ===========

See notes to financial statements.

EREIM LP ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1998 AND 1997 AND FOR THE
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------


1.    ORGANIZATION

      EREIM LP Associates (the "Partnership") was formed on December 18, 1986, for the primary purpose of serving as a general partner of EML Associates (the "Venture"), a joint venture with ML/EQ Real Estate Portfolio, L.P. ("ML/EQ"). The Venture was formed to invest in existing income-producing real properties, zero coupon or similar mortgage notes, and fixed rate mortgage loans. The Partnership owns a 20% interest in the Venture.

      The Partnership is a New York general partnership between The Equitable Life Assurance Society of the United States ("Equitable") and EREIM LP Corp., a wholly owned subsidiary of Equitable.

      On June 10, 1997, Equitable sold Equitable Real Estate Investment Management, Inc. ("ERE") to a subsidiary of Lend Lease Corporation Limited. Lend Lease Corporation Limited merged its existing U.S. real estate investment advisor, The Yarmouth Group, Inc. into ERE and changed the name of ERE to ERE Yarmouth, Inc. ("ERE Yarmouth"). On July 13, 1998, Lend Lease Corporation Limited changed the name of ERE Yarmouth to Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The sale did not affect the ownership of EREIM LP Associates, the guarantor under the Guaranty Agreement, as ERE has no interest therein. The obligations of EREIM LP Associates under the Guaranty Agreement and of Equitable under the Keep Well Agreement were not affected by the sale.

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

3.    GUARANTY AGREEMENT

      The Partnership has entered into a guaranty agreement with the Venture to provide a minimum return to ML/EQ's limited partners on their capital contributions. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1998, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

      The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. If there were no distributions until December 31, 2002, the expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the guaranty agreement as of December 31, 1998, is limited to $142,918,111 plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to Equitable. Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) 2% of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law), or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations to make capital contributions to EREIM LP Corp. to pay its obligation with respect to the guaranty agreement.

      Capital contributions by the BAC Holders totaled $108,484,500. As of December 31, 1998, the cumulative 9.75% simple annual return was $109,072,988. As of December 31, 1997, cumulative distributions by ML/EQ to the BAC Holders totaled $91,897,206, of which $27,663,548 is attributable to income from operations and $64,233,658 is attributable to sales of Venture assets, principal payments on Mortgage Loans and other capital events. Another $11,173,904 and $6,020,890 in sale and financing proceeds was distributed to the BAC Holders in February 1999 and March 1999, respectively. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to meet the specified minimum return, any shortfall will be funded by the guaranty.

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

      During 1998, the Venture consummated the sale of 1200 Whipple Road, 1345 Doolittle Drive, and 1850 Westfork Drive. Relevant information is as follows:

                                         Sales          Cost to           Net          Gain (Loss)
                                         Price           Sell          Proceeds          on Sale

      1200 Whipple Road               $26,512,375      $413,288       $26,099,087      $8,543,703
        and 1345 Doolittle Drive
      1850 Westfork Drive               2,600,000       111,600         2,488,400         (19,785)
      Other selling costs                                22,227                           (22,227)
                                      -----------      --------       -----------      ----------

                                      $29,112,375      $547,115       $28,587,487      $8,501,691
                                      ===========      ========       ===========      ==========

      During 1997, the Venture consummated the sale of Brookdale Center and the Chicago Industrial properties. Brookdale Center was sold for a cash price of $24,830,000, of which the Venture's portion was $17,793,352. Prior to the sale, the Venture held a 71.66% interest in Brookdale Center.


                                  Sales           Cost to           Net             Gain
                                  Price            Sell           Proceeds         on Sale

      Brookdale Center         $17,793,352      $    59,092      $17,734,260      $1,918,951
      Chicago Industrials        7,860,000          211,000        7,649,000       1,369,187
                               -----------      -----------      -----------      ----------

                               $25,653,352      $   270,092      $25,383,260      $3,288,138
                               ===========      ===========      ===========      ==========

      The financial position and results of operations of the Venture are summarized as follows:

        Summary of Financial Position
        December 31, 1998 and 1997:                                            1998               1997
        Assets:
          Rental properties                                               $  45,459,870       $ 127,606,639
          Accumulated depreciation                                           (5,586,628)        (18,371,261)
                                                                          -------------       -------------

              Net rental properties                                          39,873,242         109,235,378

          Rental properties, held for sale                                   41,869,718
          Mortgage loan receivable                                            6,000,000           6,000,000
          Cash and cash equivalents                                          10,677,613          19,282,597
          Accounts receivable and accrued investment income                   2,892,290           3,364,216
          Deferred rent concessions                                             809,836           2,159,595
          Deferred leasing costs                                                302,184           1,399,382
          Prepaid expenses and other assets                                     875,369             807,596
          Interest income receivable                                             84,220              99,848
                                                                          -------------       -------------

                                                                          $ 103,384,472       $ 142,348,612
                                                                          =============       =============

        Liabilities and equity:
          Accounts payable and accrued real estate expenses               $   1,691,368       $   1,737,566
          Accrued capital expenditures                                          788,395           1,566,226
          Security deposits and unearned rent                                   343,922             683,546
          Joint venturers' equity                                           100,560,787         138,361,274
                                                                          -------------       -------------

                                                                          $ 103,384,472       $ 142,348,612
                                                                          =============       =============

        Partnership's share of Joint Venture equity                       $  32,023,757       $  31,508,850
                                                                          =============       =============

      SUMMARY STATEMENTS OF OPERATIONS
      YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996:                           1998                1997                1996
      Revenue:
        Rental income                                                     $  19,974,688       $  24,458,345       $  20,700,739
        Lease termination income                                                 12,501             132,840             179,149
        Interest on loans receivable                                            615,000             615,000           4,101,334
                                                                          -------------       -------------       -------------

            Total revenue                                                    20,602,189          25,206,185          24,981,222

      Operating expenses:
        Real estate operating expenses                                        8,125,398           9,664,185           8,254,939
        Depreciation and amortization                                         2,907,119           4,280,526           4,044,983
        Real estate taxes                                                     1,867,477           3,076,092           2,365,348
        Property management fees                                                434,224             554,471             477,385
                                                                          -------------       -------------       -------------

              Total operating expenses                                       13,334,218          17,575,274          15,142,655
                                                                          -------------       -------------       -------------

      Income from property operations                                         7,267,971           7,630,911           9,838,567

      Other income (expense):
        Gain on sale of real estate                                           8,501,691           3,288,138
        Loss on write-down of zero coupon
          mortgage notes                                                                                             (6,211,644)
        Loss on write-down of real estate assets                            (10,243,677)
        Interest and other nonoperating income                                  508,478           1,251,852           1,115,979
        General and administrative                                             (101,975)               (847)             (4,073)
                                                                          -------------       -------------       -------------

              Total other income (expense), net                              (1,335,483)          4,539,143          (5,099,738)
                                                                          -------------       -------------       -------------

              Net income                                                  $   5,932,488       $  12,170,054       $   4,738,829
                                                                          =============       =============       =============
      Partnership's share of equity in net income
        of Joint Venture                                                  $   1,186,498       $   2,434,011       $     947,766
                                                                          =============       =============       =============

6.    TAXABLE NET INCOME AND TAX NET WORTH

      The following is a reconciliation of the Partnership's financial net income to taxable net income and a reconciliation of partner's capital for financial reporting purposes to net worth on a tax basis:

                                                                                               December 31,
                                                                          -----------------------------------------------------
                                                                               1998                1997                1996

      Financial net income                                                $   1,660,138       $   3,015,062       $   1,405,198
      Book to tax difference on guaranty
        fee income                                                        $    (249,514)           (249,514)           (249,514)
      Net book to tax difference from
        Joint Venture                                                           324,832            (434,021)           (421,694)
                                                                          -------------       -------------       -------------

            Taxable net income                                            $   1,735,456       $   2,331,527       $     733,990
                                                                          =============       =============       =============

      Capital balance, financial reporting                                $  31,138,829       $  30,422,836       $  31,562,761
      Cumulative book to tax difference on
        guaranty fee income                                                     182,865             432,379             681,893
      Cumulative book to tax income
        differences from Joint Venture                                          159,223            (165,609)            268,412
                                                                          -------------       -------------       -------------

            Net worth, tax basis                                          $  31,480,917       $  30,689,606       $  32,513,066
                                                                          =============       =============       =============


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

      The Plaintiffs purport to sue on behalf of a class of all limited partners of ML/EQ who purportedly have been or will be adversely affected by the conduct of the defendants. The complaint alleges that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate ML/EQ's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold under-performing properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests, and other benefits, which they have realized on account of their allegedly wrongful conduct. The

      Partnership intends to defend vigorously against these claims. On November 6, 1997, defendants answered the complaint, denying any wrongdoing. Additionally, defendants have noticed a motion to dismiss the case on the pleadings in the Delaware Court of Chancery. Although the outcome of any litigation cannot be predicted with certainty, the Partnership's management believes that the ultimate resolution of the litigation will not have a material adverse effect on the financial condition of the Partnership.

8.    SUBSEQUENT EVENT

      On January 27, 1999, the Venture consummated the sale of the Richland Mall property at a sales price of $9,010,000. The net sales proceeds received were $8,718,106, which resulted in a loss of $71,562.

    EML ASSOCIATES
    Financial Statements
    as of December 31, 1998 and 1997,
    and for the Years Ended
    December 31, 1998, 1997, and 1996,
    Supplemental Schedules
    as of December 31, 1998, and for the Years
    Ended December 31, 1998, 1997, and 1996,
    and Independent Auditors' Report

EML ASSOCIATES

TABLE OF CONTENTS
-------------------------------------------------------------------------------


                                                                                                                  PAGE

INDEPENDENT AUDITORS' REPORT                                                                                       1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997, AND FOR THE YEARS ENDED
   DECEMBER 31, 1998, 1997, AND 1996:

   Balance Sheets                                                                                                  2

   Statements of Operations                                                                                        3

   Statements of Partners' Capital                                                                                 4

   Statements of Cash Flows                                                                                        5

   Notes to Financial Statements                                                                                   7

SUPPLEMENTAL SCHEDULES AS OF DECEMBER 31, 1998
   AND FOR THE YEARS ENDED DECEMBER 31, 1998 , 1997,
   AND 1996:

   Schedule III - Real Estate and Accumulated Depreciation                                                        17

   Schedule IV - Mortgage Loans on Real Estate                                                                    18

INDEPENDENT AUDITORS' REPORT


EML Associates:

We have audited the accompanying balance sheets of EML Associates (the "Venture") as of December 31, 1998 and 1997 and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998 . Our audits also included the financial statement schedules listed in the table of contents as supplemental schedules. These financial statements and supplemental schedules are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of EML Associates at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such supplemental schedules, when considered in relation to the basic financial statements, present fairly in all material respects the information shown therein.



February 19, 1999

EML ASSOCIATES

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------


ASSETS                                                                  1998              1997

REAL ESTATE INVESTMENTS:
  Rental properties, net of accumulated depreciation  (Note 3)      $ 39,873,242      $109,235,378
  Rental properties, held for sale (Note 4)                           41,869,718
  Mortgage loan receivable (Note 6)                                    6,000,000         6,000,000
                                                                    ------------      ------------

      Total real estate investments                                   87,742,960       115,235,378

OTHER ASSETS:
  Cash and cash equivalents                                           10,677,613        19,282,597
  Accounts receivable and accrued investment income,
    net of allowance for doubtful accounts of $598,018
    in 1998 and $759,545 in 1997                                       2,892,290         3,364,216
  Deferred rent concessions                                              809,836         2,159,595
  Deferred leasing costs, net of accumulated amortization
    of $137,636 in 1998 and $781,403 in 1997                             302,184         1,399,382
  Prepaid expenses and other assets                                      875,369           807,596
  Interest income receivable                                              84,220            99,848
                                                                    ------------      ------------

      Total other assets                                              15,641,512        27,113,234
                                                                    ------------      ------------

                                                                    $103,384,472      $142,348,612
                                                                    ============      ============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued real estate expenses                 $  1,691,368      $  1,737,566
  Accrued capital expenditures                                           788,395         1,566,226
  Security deposits and unearned rent                                    343,922           683,546
                                                                    ------------      ------------

      Total liabilities                                                2,823,685         3,987,338

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL                                                    100,560,787       138,361,274
                                                                    ------------      ------------

                                                                    $103,384,472      $142,348,612
                                                                    ============      ============

See notes to financial statements.

EML ASSOCIATES

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------


                                                             1998                1997              1996

REVENUE:
  Rental income (Note 9)                                 $ 19,974,688       $ 24,458,345       $ 20,700,739
  Lease termination income (Note 9)                            12,501            132,840            179,149
  Interest on loans receivable (Notes 5 and 6)                615,000            615,000          4,101,334
                                                         ------------       ------------       ------------

      Total revenue                                        20,602,189         25,206,185         24,981,222

OPERATING EXPENSES:
  Real estate operating expenses                            8,125,398          9,664,185          8,254,939
  Depreciation and amortization                             2,907,119          4,280,526          4,044,983
  Real estate taxes                                         1,867,477          3,076,092          2,365,348
  Property management fees (Note 8)                           434,224            554,471            477,385
                                                         ------------       ------------       ------------

      Total operating expenses                             13,334,218         17,575,274         15,142,655
                                                         ------------       ------------       ------------

INCOME FROM PROPERTY OPERATIONS                             7,267,971          7,630,911          9,838,567

OTHER INCOME (EXPENSE):
  Gain on sale of real estate (Note 3)                      8,501,691          3,288,138
  Loss on write-down of zero coupon mortgage
    (Note 5)                                                                                     (6,211,644)
  Loss on write-down of real estate assets (Note 4)       (10,243,677)
  Interest and other nonoperating income                      508,478          1,251,852          1,115,979
  General and administrative                                 (101,975)              (847)            (4,073)
                                                         ------------       ------------       ------------

      Total other income (expense), net                    (1,335,483)         4,539,143         (5,099,738)
                                                         ------------       ------------       ------------

NET INCOME                                               $  5,932,488       $ 12,170,054       $  4,738,829
                                                         ============       ============       ============


See notes to financial statements.

EML ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL
--------------------------------------------------------------------------------

                                                          ML/EQ
                                   EREIM LP            REAL ESTATE
                                  ASSOCIATES          PORTFOLIO, L.P.       TOTAL

BALANCE - December 31, 1995      $ 32,547,073       $ 130,188,292       $ 162,735,365

  Net income                          947,766           3,791,063           4,738,829
  Cash distributions                 (600,000)         (2,400,000)         (3,000,000)
                                 ------------       -------------       -------------

BALANCE - December 31, 1996        32,894,839         131,579,355         164,474,194

  Net income                        2,434,011           9,736,043          12,170,054
  Cash distributions               (3,820,000)        (34,462,974)        (38,282,974)
                                 ------------       -------------       -------------

BALANCE - December 31, 1997        31,508,850         106,852,424         138,361,274

  Net income                        1,186,498           4,745,990           5,932,488
  Cash distributions                 (671,591)        (43,061,384)        (43,732,975)
                                 ------------       -------------       -------------

BALANCE - December 31, 1998      $ 32,023,757       $  68,537,030       $ 100,560,787
                                 ============       =============       =============


See notes to financial statements.

EML ASSOCIATES

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
-------------------------------------------------------------------------------


                                                                    1998              1997               1996

OPERATING ACTIVITIES:
  Tenant rentals received                                      $ 20,321,183       $ 24,621,341       $ 20,889,645
  Interest received                                               1,139,106          1,878,138          5,247,100
                                                               ------------       ------------       ------------
      Cash received from operations                              21,460,289         26,499,479         26,136,745

  Cash paid for operating activities                            (10,643,045)       (13,875,961)       (11,492,967)
                                                               ------------       ------------       ------------

      Net cash provided by operating activities                  10,817,244         12,623,518         14,643,778

INVESTING ACTIVITIES:
  Net proceeds from sales of real estate                         28,587,487         25,383,260
  Purchases and additions to rental properties                   (3,966,097)        (5,157,525)        (5,350,466)
  Expenditures for deferred leasing costs                          (310,643)          (613,395)          (698,540)
                                                               ------------       ------------       ------------

      Net cash provided by (used in) investing activities        24,310,747         19,612,340         (6,049,006)

FINANCING ACTIVITIES - Cash distributions
  to General Partners                                           (43,732,975)       (38,282,974)        (3,000,000)
                                                               ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    (8,604,984)        (6,047,116)         5,594,772

CASH AND CASH EQUIVALENTS:
  Beginning of year                                              19,282,597         25,329,713         19,734,941
                                                               ------------       ------------       ------------

  End of year                                                  $ 10,677,613       $ 19,282,597       $ 25,329,713
                                                               ============       ============       ============

EML ASSOCIATES

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------


                                                                     1998              1997               1996

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                    $  5,932,488       $ 12,170,054       $  4,738,829
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                  2,907,119          4,280,526          4,044,983
    Loss on write-down of zero coupon mortgage                     6,211,644
    Loss on write-down on real estate assets                      10,243,677
    Gain on sale of real estate                                   (8,501,691)        (3,288,138)
    Changes in assets decrease (increase):
      Interest receivable                                             15,628             11,286             29,787
      Accounts receivable and accrued investment income              471,926             28,043            129,517
      Prepaid expenses and other assets                              (67,773)          (123,676)           (31,760)
      Deferred rent concessions                                      201,692           (155,855)          (147,644)
    Changes in liabilities increase (decrease):
      Accounts payable and accrued real estate expenses              (46,198)          (456,690)          (359,462)
      Security deposits and unearned rent                           (339,624)           157,968             27,884
                                                                ------------       ------------       ------------
        Total adjustments                                          4,884,756            453,464          9,904,949
                                                                ------------       ------------       ------------

        Net cash provided by operating activities               $ 10,817,244       $ 12,623,518       $ 14,643,778
                                                                ============       ============       ============

SUPPLEMENTAL INFORMATION REGARDING NONCASH INVESTING ACTIVITIES:
  The Venture accrued $788,395 and $1,566,226 in capital expenditures that were not paid before December 31, 1998 and 1997, respectively.

  The Venture reclassified $15,550,364 relating to Brookdale Center from zero coupon mortgage note receivable to rental properties as a result of Brookdale
  Center being conveyed to the Venture and Equitable on December 16,1996.

See notes to financial statements.

EML ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1998 AND 1997 AND FOR THE
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


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

         On June 10, 1997, Equitable sold Equitable Real Estate Investment Management, Inc. ("ERE") to a subsidiary of Lend Lease Corporation Limited. The shares of EREIM Managers Corp. (the "Managing General Partner of ML/EQ") were not included in the sale and the Managing General Partner of ML/EQ continues to be a wholly owned indirect subsidiary of Equitable. Lend Lease Corporation Limited merged its existing U.S. real estate investment advisor, The Yarmouth Group, Inc. into ERE and changed the name of ERE to ERE Yarmouth, Inc. ("ERE Yarmouth"). On July 13, 1998, Lend Lease Corporation Limited changed the name of ERE Yarmouth to Lend Lease Real Estate Investments, Inc. ("Lend Lease"). Lend Lease was retained by the Managing General Partner of ML/EQ, at the Managing General Partner of ML/EQ's expense, to continue providing the same services with respect to the Venture, ML/EQ, and the properties that ERE has historically provided to the Managing General Partner of ML/EQ. The sale did not affect the ownership of EREIM LP Associates, the guarantor under the Guaranty Agreement, as ERE had no interest therein. The obligations of EREIM LP Associates under the Guaranty Agreement and of Equitable under the Keep Well Agreement were not affected by the sale.

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

         Rental Properties Held for Sale - Individual real estate properties held for sale, including deferred leasing costs and deferred rent concessions, are recorded at lower of cost or estimated fair market value, less estimated costs to sell. Depreciation is not recorded for properties classified as held for sale.

         Depreciation - Depreciation of buildings and building improvements is provided using the straight-line method over estimated useful lives of five to forty years. Tenant improvements are amortized using the straight-line method over the life of the related lease.

         Rental Income - Rental income is recognized on a straight-line basis over the terms of the leases.

         Zero Coupon Mortgage Note Receivable - The Venture measured impairment of the zero coupon mortgage note receivable based upon the estimated fair market value of the underlying collateral. If the Venture's portion of the estimated fair market value of the collateral declined below the recorded investment in the loans, impairment was recognized through the creation of a valuation allowance. The Venture recorded interest received on the cash method (Note 5).

         Mortgage Loan Receivable - The mortgage loan receivable is stated at cost (Note 6).

         Cash and Cash Equivalents - Cash equivalents include cash, demand deposits, money market accounts and highly liquid short-term investments purchased with original maturities of three months or less.

         Income Taxes - No provisions for income taxes have been made since all income and losses are allocated to the partners for inclusion in their respective tax returns.

         Reclassifications - Certain prior year amounts have been reclassified to conform with the 1998 presentation.

         Fair Value of Financial Instruments - Management has reviewed the various assets and liabilities of the Venture and has concluded that the estimated fair market value of the Venture's financial instruments, including the mortgage loan receivable, have terms such that the carrying value approximates the estimated fair market value.

3.       RENTAL PROPERTIES

         As of December 31, 1998, the Venture's rental properties consisted of the following:


                                                                       RENTABLE
                                                                      SQUARE FEET    PERCENTAGE
                                                                      (UNAUDITED)      LEASED
OFFICE
  16 and 18 Sentry Park West*      Montgomery County, Pennsylvania      186,140          99%
  300 Delaware*                    Wilmington, Delaware                 314,413          72%

RETAIL
  Richland Mall*                   Richland Township, Pennsylvania      185,794          86%
  Northland Center                 Southfield, Michigan                 586,573          50%

* See Note 4, rental properties held for sale

         The costs related to the rental properties are summarized below.

                                      1998               1997

Land                             $  7,424,476       $  22,768,048
Buildings and improvements         38,035,394         104,838,591
                                 ------------       -------------

      Total                        45,459,870         127,606,639
Accumulated depreciation           (5,586,628)        (18,371,261)
                                 ------------       -------------

      Net rental properties      $ 39,873,242       $ 109,235,378
                                 ============       =============

Office                                              $  42,446,798
Retail                           $ 45,459,870          61,371,007
Industrial                                             23,788,834
                                                    -------------

      Total                        45,459,870         127,606,639
Accumulated depreciation           (5,586,628)        (18,371,261)
                                 ------------       -------------

      Net rental properties      $ 39,873,242       $ 109,235,378
                                 ============       =============


         During 1998, the Venture consummated the sale of 1200 Whipple Road, 1345 Doolittle Drive, and 1850 Westfork Drive. Relevant information related to these transactions is as follows:


                                                                                 GAIN (LOSS)
PROPERTY                    SALES PRICE      COST TO SELL       NET PROCEEDS       ON SALE

1200 Whipple Road and       $26,512,375      $    413,288       $26,099,087      $ 8,543,703
  1345 Doolittle Drive
1850 Westfork Drive           2,600,000           111,600         2,488,400          (19,785)
Other Selling Costs                                22,227                            (22,227)
                            -----------      ------------       -----------      -----------
                            $29,112,375      $    547,115       $28,587,487      $ 8,501,691
                            ===========      ============       ===========      ===========


         During 1997, the Venture consummated the sale of Brookdale Center and the Chicago Industrial properties. Brookdale Center was sold for a cash price of $24,830,000, of which the Venture's portion was $17,793,352. Prior to the sale, the Venture held a 71.66% interest in Brookdale Center.


                            SALES            COST              NET            GAIN ON
PROPERTY                    PRICE           TO SELL          PROCEEDS          SALE

Brookdale Center         $17,793,352      $    59,092      $17,734,260      $1,918,951
Chicago Industrials        7,860,000          211,000        7,649,000       1,369,187
                         -----------      -----------      -----------      ----------

                         $25,653,352      $   270,092      $25,383,260      $3,288,138
                         ===========      ===========      ===========      ==========

4.       RENTAL PROPERTIES HELD FOR SALE

         At December 31, 1998, the Richland Mall, 300 Delaware, and 16/18 Sentry Park West properties are classified as held for sale. The carrying values of Richland Mall and 300 Delaware were adjusted to the lower of cost or estimated net realizable value, resulting in losses of $5,155,515 and $4,438,162, respectively, recorded during 1998.

         Rental properties held for sale consists of the following at December 31, 1998.

         Office                                                      $10,235,545
         Retail                                                        8,736,450
         Industrial                                                   22,897,723
                                                                     -----------
         Total                                                       $41,869,718
                                                                     ===========


5.       ZERO COUPON MORTGAGE NOTES RECEIVABLE

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

         On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common, pursuant to a Chapter 11 bankruptcy plan for Midwest that was approved by the Bankruptcy Court on November 25, 1996. The consideration for this transfer was (i) release of Midwest from its obligations under the Brookdale Zero Note, and (ii) payment to Midwest of $500,000, of which the Venture's portion was $358,303. An internal review of the property, performed for the Venture as of the date of transfer, estimated the fair market value of the Brookdale Center to be $21,700,000, of which the Venture's portion was $15,550,364. Following the transfer, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties and income and expenses were recorded from that date. In connection with the December 1996 transfer, the Venture recognized a loss of $6,211,644 to record Brookdale Center at its fair market value. In November 1997, the Venture sold Brookdale Center to Talisman Brookdale L.L.C. for $24,830,000 of which the Venture's portion was approximately $17,793,000.

         Northland Center

         Until July 22, 1994, the Venture also held a 71.66% participation interest in a zero coupon mortgage note and the first mortgage on Northland Center which is located outside of Detroit, Michigan. The borrower was Midwest.

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

6.       MORTGAGE LOAN RECEIVABLE

         In 1989, the Venture made a $6,000,000 nonrecourse first mortgage loan bearing interest at 10.25% per annum. The loan was collateralized by an apartment complex in Weston, Massachusetts. This note subsequently matured and was paid in full on February 1, 1999.

7.       GUARANTY AGREEMENT

         EREIM LP Associates has entered into a guaranty agreement with the Venture to provide a minimum return to ML/EQ's limited partners on their capital contributions. The Venture has assigned its rights under the guaranty agreement to ML/EQ. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners of ML/EQ, will enable ML/EQ to provide their limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). The BACs evidence the economic rights attributable to limited partnership interests in ML/EQ. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1998, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture and is also subject to certain other limitations set forth in ML/EQ's prospectus. If there were no distributions until December 31, 2002, the expiration of the term of ML/EQ, the maximum liability of EREIM LP Associates under the guaranty agreement as of December 31, 1998 would be limited to $142,918,111, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

         Capital contributions by the BAC holders totaled $108,484,500. As of December 31, 1998, the cumulative 9.75% simple annual return was $109,072,988. As of December 31, 1998 , cumulative distributions by ML/EQ to the BAC holders totaled $91,897,206, of which $27,663,548 is attributable to income from operations and $64,233,658 is attributable to sales of Venture assets, principal payments on mortgage loans and other capital events. Another $11,173,904 and $6,020,890 in sale or financing proceeds was distributed to BAC holders in February 1999 and March 1999, respectively. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

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

8.       PROPERTY MANAGEMENT FEES

         Properties are managed and leased by third-party managing and leasing agents, including Compass Management and Leasing, Inc. ("Compass") and ERE Yarmouth Retail, Inc. ("Retail"), affiliates of Lend Lease. As discussed in Note 1, until June 10, 1997, ERE, the predecessor company to Lend Lease, was an affiliate of Equitable. Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. Compass and Retail earned approximately $292,713, $396,440, and $405,995 in property management fees for properties managed for the nine months ended September 30, 1998, and the years ended December 31, 1997 and 1996, respectively. On September 30, 1998, Compass and Retail were sold to LaSalle Partners Incorporated ("LaSalle"). LaSalle continues to manage the properties.

         Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and Retail were $58,698, $276,314, and $123,611 in 1998, 1997, and 1996, respectively.
         Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statement of operations in accordance with the Venture's capitalization policy. The Venture has reimbursed Compass and Retail for payroll incurred of $1,321,615, $1,785,133, and $1,678,348 in 1998, 1997, and
         1996, respectively. Payroll reimbursements are included in real estate operating expenses on the statement of operations. Additionally, the Venture has paid construction management fees to Compass and Retail of $0, $11,829, and $92,024, in 1998, 1997, and 1996, respectively. The construction management fees have been capitalized as a portion of the construction projects to which they relate.

9.       LEASES

         Future minimum rentals to be received for the properties under noncancelable operating leases in effect as of December 31, 1998 are as follows:


          Year Ending
          December 31,
          1999                                                       $10,073,695
          2000                                                         9,114,495
          2001                                                         7,629,408
          2002                                                         6,820,496
          2003                                                         5,469,914
          Thereafter                                                  18,477,055
                                                                     -----------
          Total                                                      $57,585,063
                                                                     ===========


         In addition to the minimum lease amounts, certain leases provide for escalation charges to tenants for common area maintenance and real estate taxes. The amount of escalation charges included in rental income totaled $6,948,710, $9,172,055, and $7,686,606 for the years ended December 31, 1998, 1997, and 1996, respectively.

         In the case of retail tenants, certain leases provide for percentage rents. Contingent rentals which include percentage rents included in rental income for the years ended December 31, 1998, 1997, and 1996 totaled $532,987, $621,290, and $615,400, respectively.

         Information with respect to significant individual leases is as follows:

         - Hudson's Department Store, J.C. Penney, and Target operate stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores, covering 511,509 square feet, 294,507 square feet, and 117,000 square feet, respectively, are not included in the gross leasable area of the mall.

         - PNC Bank occupies approximately 32% (100,451 square feet) of The Bank of Delaware Building. The majority of the lease commitment expires in May 2005.

         -        Bon-Ton and Redner's Market occupy approximately 45% and
                  29% (84,405 and 54,471 square feet), respectively, of Richland Mall. The Bon-Ton and Redner's Market leases expire December 2006 and November 2017, respectively.

10.      SUBSEQUENT EVENT

         On January 27, 1999, the Venture consummated the sale of the Richland Mall property at a sales price of $9,010,000. The net sales proceeds received were $8,718,106, which resulted in a loss of $71,562.

11.      SEGMENT REPORTING

         The Venture owns or has owned real estate investments in the retail, office and industrial sectors, and mortgage loan investments. Revenues, depreciation and amortization, loss on write-down of assets, income before minority interest, identifiable assets and capital expenditures are as follows:

                                                                Mortgage        Corporate/
              Retail           Office         Industrial          Loans            Other           Total
Revenues
1998       12,459,404         5,421,059        2,106,726          615,000                        20,602,189
1997       16,640,481         4,561,285        3,389,419          615,000                        25,206,185
1996       13,310,655         4,269,324        3,299,908        4,101,334                        24,981,221

Depreciation and amortization
1998        1,752,972           872,064          282,083                                          2,907,119
1997        2,060,390         1,502,864          717,272                                          4,280,526
1996        1,916,729         1,393,916          734,338                                          4,044,983

Loss on write-down of assets
1998        5,155,515         4,438,162          650,000                                         10,243,677
1997
1996        6,211,644                                                                             6,211,644

Net Income
1998       (1,604,845)       (2,550,793)       9,174,617          615,000          298,509        5,932,488
1997        6,446,193           512,146        3,468,153          615,000        1,128,562       12,170,054
1996        3,210,779           777,023        1,962,350       (2,188,738)         977,415        4,738,829

Identifiable assets
1998       53,639,378        34,106,638           73,906        6,000,000        9,564,550      103,384,472
1997       59,299,579        37,123,336       21,325,610        6,000,000       18,600,087      142,348,612
1996       72,891,248        36,315,861       28,274,094        6,000,000       24,833,621      168,314,824

Capital expenditures
1998          902,537         2,572,687           23,685                                          3,498,909
1997        4,014,796         2,106,168           95,386                                          6,216,350
1996        2,087,905         2,108,628          326,177                                          4,522,710



         Mortgage loans transferred to the retail segment were transferred at the lower of cost or market value at such time that the venture gained control of the underlying asset.

                             SUPPLEMENTAL SCHEDULES

                       (See Independent Auditors' Report)

EML ASSOCIATES                                                      SCHEDULE III

SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 1998 AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND
1996
-------------------------------------------------------------------------------

                                                                                         Costs
                                                    Initial Cost to Company           Capitalized
                                              ---------------------------------      Subsequent to
                                                                    Buildings         Acquisition
                                                                       and           -------------
              Description                           Land           Improvements       Improvements

Northland Center, Southfield Michigan         $   7,424,476       $  24,822,493       $ 13,212,901
                                              =============       =============       ============

Reconciliation of Beginning and Ending
Balances                                           1998               1997                 1996

Rental Properties:
  Balance at beginning of year                $ 127,606,639       $ 145,197,804      $ 126,336,402
   Properties reclassified to held for sale     (61,522,516)
    Cost of real estate sold                    (23,812,519)        (23,154,113)
    Brookdale Center Acquisition                                                        15,550,364
    Improvements                                  3,188,266           5,562,948          3,311,038
                                              -------------       -------------       ------------

  Balance at end of year                      $  45,459,870       $ 127,606,639       $145,197,804
                                              =============       =============       ============

Accumulated Depreciation:
  Balance at beginning of year                $  18,371,261       $  15,886,436       $ 12,421,010
  Depreciation for year                           2,736,046           2,484,825          3,465,426
  Real estate sold                               (4,283,456)
  Properties reclassified to held for sale      (11,237,223)
                                              -------------       -------------       ------------

  Balance at end of year                      $   5,586,628       $  18,371,261       $ 15,886,436
                                              =============       =============       ============

                                                              Gross Cost
                                                  at Which Carried at End of the Year
                                              -------------------------------------------
                                                               Buildings
                                                                  and                       Accumulated     Date of        Date
              Description                          Land       Improvements       Total     Depreciation   Construction   Acquired

Northland Center, Southfield Michigan         $  7,424,476    $ 38,035,394   $ 45,459,870   $ 5,586,628       1954       7/22/94
                                              ============    ============   ============   ===========


Reconciliation of Beginning and Ending
Balances                                          1998             1997           1996

Rental Properties:
  Balance at beginning of year                $127,606,639    $145,197,804   $126,336,402
   Properties reclassed to held for sale       (61,522,516)
    Cost of real estate sold                   (23,812,519)    (23,154,113)
    Brookdale Center Acquisition                                               15,550,364
    Improvements                                 3,188,266       5,562,948      3,311,038
                                              ------------    ------------   ------------

  Balance at end of year                      $ 45,459,870    $127,606,639   $145,197,804
                                              ============    ============   ============

Accumulated Depreciation:
  Balance at beginning of year                $ 18,371,261    $ 15,886,436   $ 12,421,010
  Depreciation for year                          2,736,046       2,484,825      3,465,426
  Real estate sold                              (4,283,456)
  Properties reclassed to held for sale        (11,237,223)
                                              ------------    ------------   ------------

  Balance at end of year                      $  5,586,678    $ 18,371,261   $ 15,886,436
                                              ============    ============   ============

EML ASSOCIATES                                                      SCHEDULE IV

SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1998 AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND
1996
-------------------------------------------------------------------------------


                                                                                         Face        Carrying          Balloon
                                                              Final       Periodic      Amount        Amount           Payment
                                              Interest      Maturity      Payment         of            of               at
               Description                      Rate          Date         Terms       Mortgages     Mortgages         Maturity

First mortgage loan on apartment complex
  in Massachusetts                              10.25 %      2/1/99           (d)      $6,000,000   $6,000,000(a)(c)  $6,000,000
                                                                                       ==========   ==========        ==========

                                                 1998         1997         1996

Balance at beginning of year               $  6,000,000    $6,000,000   $27,498,199
Write-down of zero coupon mortgage                                       (6,211,644)(b)
Loans reclassified as rental properties                                 (15,286,555)
                                           ------------    ----------   -----------

      Balance at end of year               $  6,000,000    $6,000,000   $ 6,000,000
                                           ============    ==========   ===========


NOTES:

(a)      This loan is not subject to any delinquencies.
(b) On December 16, 1997, upon acquiring its undivided interest in the shopping mall securing the zero coupon mortgage, the Venture recorded a loss of $6,211,644 and recorded the property on its balance sheet at an amount equal to the Venture's participation in the property multiplied by the property's estimated fair market value.
(c)      The aggregate tax basis is $6,000,000.
(d) Payments of interest only of $51,250 are due monthly until the maturity date of February 1999. The note was subsequently paid in full on February 1, 1999.

                                   SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1999.

                                    EREIM LP ASSOCIATES

                                    By:    EREIM LP CORP.
                                       -----------------------------------------
                                           (General Partner)


                                    By:    /S/JOHN H. KIRST
                                       -----------------------------------------
                                          JOHN H. KIRST
                                          President, Chief Executive
                                          Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.


                                    /S/ JOHN H. KIRST
                                    --------------------------------------------
                                    JOHN H. KIRST
                                    President, Chief Executive Officer and
                                    Director of EREIM LP CORP.
                                    (Principal Executive Officer)



                                    /S/ PATRICIA C. SNEDEKER
                                    --------------------------------------------
                                    PATRICIA C. SNEDEKER
                                    Vice President, Controller and Treasurer
                                    of EREIM LP CORP.
                                    (Principal Financial Officer)



                                    /S/ PETER D. NORIS
                                    --------------------------------------------
                                    PETER D. NORIS
                                    Director of EREIM LP CORP.



                                    /S/ ANTHONY C. PASQUALE
                                    --------------------------------------------
                                    ANTHONY C. PASQUALE
                                    Director of EREIM LP CORP.

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

         10.      Material Contracts.

                  (a) Purchase and Sale Agreement between EML Associates and Weingarten Properties, Inc., dated November 19, 1998, as amended.

                  (b) Purchase and Sale Agreement between EML Associates and SPP Real Estate (USA), Inc., dated September 28, 1998 (incorporated by reference to Exhibit 10(a) to 10-Q for the quarterly period ended September 30,
                           1998).

                  (c) Purchase and Sale Agreement between EML Associates and Glenn E. Wyatt, Jr. dated ________, 1998 (incorporated by reference to Exhibit 10(b) 10-Q for the quarterly period ended September 30, 1998).

                  (d) Real Estate Investment Advisory Agreement by and between EREIM Managers Corp. and Equitable Real Estate Investment Management, Inc. (currently Lend Lease Real Estate Investments, Inc.) dated as of June 10, 1997 (incorporated by reference to Exhibit 10(a) to the 1997 10-K).

                  (e) Purchase and Sale Agreement by and between The Equitable Life Assurance Society of the United States and Talisman Brookdale L.L.C., dated September 2, 1997 (incorporated by reference to Exhibit 10(b) to the 1997 10-K).

                  (f) Purchase and Sale Agreement by and between EML Associates and SPP Real Estate (O'Hare), Inc., dated December 31, 1997 (incorporated by reference to
                           Exhibit 10(c) to the 1997 10-K).

                  (g) Form of Beneficial Assignee Certificate (incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

                  (h) Agreement Between General Partners of ML/EQ (incorporated by reference to Exhibit 10(c) to the 1987 10- K).

                  (i) Joint Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K).

                  (j) Investment Guaranty Agreement between the Venture and the Partnership (incorporated by reference to Exhibit 10(e) to the 1987 10-K).

                  (k) Assignment Agreement between ML/EQ and Venture (incorporated by reference to Exhibit 10(f) to the 1987 10- K).

                  (l) Keep Well Agreement between The Equitable Life Assurance Society of the United States and EREIM LP Corp. (incorporated by reference to Exhibit 10(g) to the 1987 10-K).

                  (m) Amended and Restated Agreement of General Partnership of EREIM LP Associates (incorporated by reference to Exhibit 10(h) to the 1987 10-K).

                  (n) Form of Participation Agreement between The Equitable Life Assurance Society of The United States and EML Associates dated September 27, 1988 (incorporated by reference to Exhibit No. 2 to Form 8-K dated September 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

                  (o) Note and Mortgage and Security Agreement dated January 31, 1989 relating to loan by EML to The Wilcon Company (incorporated by reference to Exhibit No. 4 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

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