Form 10-Q
period 1999-03-31
EREIM LP ASSOCIATES
filed 1999-05-14
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (Mark One)

                  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE SECURITIES EXCHANGE ACT OF 1934.

                           For the quarterly period ended March 31, 1999
                                                          --------------

                                                OR

                  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                  THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ________________________

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes -X- No
                                              ---    ---

                               EREIM LP ASSOCIATES

                                    CONTENTS


PART  I - FINANCIAL INFORMATION

                Item 1 - Financial statements:

                                Balance sheets at March 31, 1999 and
                                  December 31, 1998
                                Statements of income for the three
                                  months ended March 31, 1999 and 1998
                                Statement of partners' capital for the three
                                  months ended March 31, 1999
                                Statements of cash flows for the three months
                                  ended March 31, 1999 and 1998
                                Notes to financial statements

                Item 2 - Management's Discussion and Analysis of Financial
                                Condition and Results of Operations


PART II - OTHER INFORMATION

                Items 1 through 6
                Signatures

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                               EREIM LP ASSOCIATES
                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (unaudited)

                                               March 31,        December 31,
ASSETS                                           1999               1998
                                             ------------       ------------
Cash                                         $     10,000       $     10,000
Guaranty fee receivable from affiliate             31,049            121,698
Investment in joint venture, at equity         31,877,173         32,023,757
                                             ------------       ------------


TOTAL ASSETS                                 $ 31,918,222       $ 32,155,455
                                             ============       ============


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

Deferred guaranty fee                        $    935,679       $    998,058
Due to affiliates                                  10,574                649
Accrued liabilities                                15,006             17,919
                                             ------------       ------------

TOTAL LIABILITIES                                 961,259          1,016,626
                                             ------------       ------------

PARTNERS' CAPITAL:

General partners:
    Equitable                                  31,542,977         31,695,037
    EREIM LP Corp.                               (586,014)          (556,208)
                                             ------------       ------------

TOTAL PARTNERS' CAPITAL                        30,956,963         31,138,829
                                             ------------       ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL      $ 31,918,222       $ 32,155,455
                                             ============       ============

                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (unaudited)

                                                    For the Three Months
                                                      Ended March 31,
                                                  -------------------------
                                                    1999            1998
                                                  ---------       ---------
REVENUE:

Equity in net income (loss) of joint venture      $(146,584)      $ 349,759
Guaranty fee from affiliate                          95,935         131,427
                                                  ---------       ---------

TOTAL REVENUE                                       (50,649)        481,186
                                                  ---------       ---------


EXPENSES:

General and administrative                            7,012           7,012
                                                  ---------       ---------

TOTAL EXPENSES                                        7,012           7,012
                                                  ---------       ---------

NET INCOME (LOSS)                                 $ (57,661)      $ 474,174
                                                  =========       =========

                        See notes to financial statements

                               EREIM LP ASSOCIATES
                         STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (unaudited)

                                                   EREIM
                                Equitable          LP Corp.             Total
                                ---------          --------             -----
Balance, December 31, 1998     $31,695,037        $(556,208)         $31,138,829

Net income (loss)                 (152,060)          94,399              (57,661)

Distributions to partners               --         (124,205)            (124,205)
                               -----------        ---------          -----------

Balance, March 31, 1999        $31,542,977        $(586,014)         $30,956,963
                               ===========        =========          ===========

                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (unaudited)

                                                                       March 31,       March 31,
                                                                         1999            1998
                                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                      $ (57,661)      $ 474,174
                                                                       ---------       ---------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

               Equity in net income of joint venture                     146,584        (349,759)
               Distributions from joint venture                               --         331,591
               Decrease in guaranty fee receivable from affiliate         90,649         111,319
               Decrease in deferred guaranty fee                         (62,379)        (62,379)
               Increase in due to affiliates                               9,925           5,475
               Increase (decrease) in accrued liabilities                 (2,913)          1,537
                                                                       ---------       ---------

Total adjustments                                                        181,866          37,784
                                                                       ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                124,205         511,958
                                                                       ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to general partners                                       (124,205)       (511,958)
                                                                       ---------       ---------

NET CASH USED IN FINANCING ACTIVITIES                                   (124,205)       (511,958)
                                                                       ---------       ---------


NET CHANGE IN CASH                                                            --              --

CASH AT BEGINNING OF PERIOD                                               10,000          10,000
                                                                       ---------       ---------

CASH AT END OF PERIOD                                                  $  10,000       $  10,000
                                                                       =========       =========

                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (unaudited)


         The financial statements of the Partnership included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial position, results of operations, and cash flows at the dates and for the periods presented. These financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.



1.       GUARANTY AGREEMENT


         The Partnership has entered into a guaranty agreement with EML Associates (the "Venture"), a joint venture in which the Partnership holds a 20% interest and invests in income-producing real properties and a fixed-rate mortgage loan, to provide a minimum return to ML/EQ Real Estate Portfolio, L.P.'s ("ML/EQ") limited partners on their contributions. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through March 31, 1999 resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

         The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. If there were no distributions until December 31, 2002, the expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the guaranty agreement as of March 31, 1999 is limited to $119,292,639, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to the Venture to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to The Equitable Life Assurance Society of the United States ("Equitable"). Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligation with respect to the guaranty agreement.

         Capital contributions by the BAC holders of the Partnership totaled $108,484,500. As of March 31, 1999, the cumulative 9.75% simple annual return was $110,007,770. As of March 31, 1999, cumulative distributions by the Partnership to the BAC holders totaled $109,091,999, of which $27,663,548 is attributable to income from operations and $81,428,451 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (unaudited)

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

         The financial position and results of operations of the Venture are summarized as follows:

                          SUMMARY OF FINANCIAL POSITION
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (unaudited)

                                                                      March 31           December 31
                                                                      --------           -----------
         Assets:
             Rental properties                                      $ 45,971,242        $ 45,459,870
             Accumulated depreciation                                 (5,967,788)         (5,586,628)
             Rental properties, held for sale                         31,208,125          41,869,718
                                                                    ------------        ------------
                  Net rental properties                               71,211,579          81,742,960

             Mortgage loan receivable                                         --           6,000,000
             Cash and cash equivalents                                 9,448,126          10,677,613
             Accounts receivable and accrued investment income         2,688,471           2,892,290
             Deferred rent concessions                                   933,979             809,836
             Deferred leasing costs                                      325,419             302,184
             Prepaid expenses and other assets                           831,692             875,369
             Interest receivable                                          27,939              84,220
                                                                    ------------        ------------
         Total assets                                               $ 85,467,205        $103,384,472
                                                                    ============        ============

         Liabilities and equity:
             Accounts payable and accrued real estate expenses      $  1,970,043        $  1,691,368
             Accrued capital expenditures                                479,463             788,395
             Security deposits and unearned rent                         384,617             343,922
             Joint venturers' equity                                  82,633,083         100,560,787
                                                                    ------------        ------------
         Total liabilities and equity                               $ 85,467,205        $103,384,472
                                                                    ============        ============
         Partnership's share of joint venture equity                $ 31,877,173        $ 32,023,757
                                                                    ============        ============

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (unaudited)

2.       INVESTMENT IN JOINT VENTURE (Continued)

                         SUMMARY STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (unaudited)

                                                               1999              1998
         Revenue:
             Rental income                                 $ 4,587,277       $ 5,204,271
             Lease termination income                                0            12,500
             Interest on loans receivable                       51,250           153,750
                                                           -----------       -----------

         Total revenue                                       4,638,527         5,370,521
                                                           -----------       -----------

         Operating expenses:
             Real estate operating expenses                  2,400,023         2,072,565
             Depreciation and amortization                     394,108         1,058,352
             Real estate taxes                                 452,444           537,918
             Property management fees                           96,199           107,690
                                                           -----------       -----------

         Total operating expenses                            3,342,774         3,776,525
                                                           -----------       -----------

         Income from property operations                     1,295,753         1,593,996
                                                           -----------       -----------

         Other income (expense):
             Loss on sale of real estate                       (71,562)               --
             Loss on write-down of real estate assets       (2,114,680)
             General and administrative expense                      0           (22,228)
             Interest and other nonoperating income            157,579           177,029
                                                           -----------       -----------

         Total other income (loss), net                     (2,028,663)          154,801
                                                           -----------       -----------

         Net income (loss)                                 $  (732,910)      $ 1,748,797
                                                           ===========       ===========

         Partnership's share of equity in net income
           (loss) of joint venture                         $  (146,584)      $   349,759
                                                           ===========       ===========

--------------------------------------------------------------------------------


3.       REAL ESTATE PROPERTIES HELD FOR SALE

         At March 31,1999, the 300 Delaware and 16/18 Sentry Park West properties are classified as held for sale, and accordingly the application of depreciation has been suspended. Northland Mall, the remaining property held for investment, continues to be depreciated. In April 1999, management executed a purchase and sale agreement to sell 300 Delaware for $8,750,000. A loss of $2,114,680 was recorded in the first quarter of 1999 as a result of this agreement in order to reduce 300 Delaware's carrying value to its estimated net realizable value. Management expects to close this transaction prior to the end of the third quarter, subject to customary closing conditions and results of due diligence procedures. ML/EQ anticipates making a special distribution of the net proceeds to BAC holders shortly after the transaction is complete. Based on the amendment to the Joint Venture Agreement effective as of January 1, 1997, the Partnership agreed to defer, without interest, its rights to receive 20% of the Venture's distribution of sale or financing proceeds, thereby entitling ML/EQ to receive 100% of the sale or financing proceeds attributable to the sales. For 16/18 Sentry Park West, management believes that the carrying value does not exceed market value less selling costs. For the three months ended March 31, 1999, income from property operations includes approximately $736,000, or 57%, of income from the two properties held for sale.

         As discussed in the Notes to Consolidated Financial Statements of the Partnership's December 31, 1998 audited financial statements, on January 27, 1999, the Venture consummated the sale of the Richland Mall property at a sales price of $9,010,000. The net sales proceeds received were $8,718,106, which resulted in a loss of $71,562.

4.       MORTGAGE LOAN RECEIVABLE

         In 1989, the Venture made a $6,000,000 nonrecourse first mortgage loan bearing interest at 10.25% per annum. The loan was collateralized by an apartment complex in Weston, Massachusetts. This note matured and was paid in full on February 1, 1999.

5.       LEGAL PROCEEDINGS

         As discussed in the Notes to Financial Statements of the Partnership's December 31, 1998 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. There have been no new developments associated with this action for the three months ended March 31, 1999.

         The Venture is currently in litigation with a current Northland Mall tenant who is seeking damages for breach of lease. The Plaintiff, My Inc, filed a claim with the State Court of Michigan in 1997. The parties have agreed to the principal terms of a settlement, which has not yet been finalized.

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

Certain Forward-Looking Information

Certain of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding future capital expenditures relating to renovation and development activities. These forward-looking statements are included in this Quarterly Report on Form 10-Q based on the intent, belief or current expectations of the Partnership. However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, the investment climate for particular property types, individual property issues, construction delays due to unavailability of materials, weather conditions or other causes, leasing activities, risks associated with the Year 2000 compliance issue, and the other risks detailed from time to time in the Partnership's SEC reports, including the Annual Report on Form 10-K for the year ended December 31, 1998.

Liquidity and Capital Resources

As of March 31, 1999, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners from time to time determine are appropriate. In addition, at March 31, 1999, the Venture, in which the Partnership owns a 20% interest, had approximately $9.5 million in cash and cash equivalents. The cash balances that remain have been retained primarily to fund potential costs that may be required to increase tenancy at 300 Delaware and Northland Mall, both of which have significant vacancies. In addition, these funds may be required to cover other general working capital requirements.

Management continues to evaluate appropriate strategies for the ownership of each of the assets in its portfolio in order to achieve maximum value. In this regard, management considers improving capital markets and investment market conditions for real estate, local market conditions, future capital needs, including potential lease exposure for specific properties; and other issues that impact property performance. This ongoing analysis provides the basis for hold/sell recommendations for the properties. Based on this analysis of the various factors, management marketed for sale the Richland Mall, 300 Delaware and 16/18 Sentry Park West properties in the second half of 1998. Due primarily to the turmoil in the financial markets during the third

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



quarter of 1998, management was unable to sell 300 Delaware and 16/18 Sentry Park West in 1998 at an acceptable price. On January 27, 1999, the Venture completed the sale of Richland Mall at a price of $9.01 million.

In accordance with management's strategy to achieve the maximum value for each property prior to the termination of ML/EQ on December 31, 2002, management is continuing its efforts to sell or position for sale the three remaining properties. In April 1999, a purchase and sale agreement was executed for 300 Delaware at a price of $8.75 million. This potential sale is scheduled to close in the third quarter of 1999, subject to the customary closing conditions, including the results of the due diligence procedures. There is no assurance that the sale of 300 Delaware will be completed. Remarketing efforts for 16 & 18 Sentry Park West commenced in April 1999, with the intent of selling the property prior to the end of 1999. However, there is no certainty as to when this property will be sold.

Additionally, management continues to evaluate appropriate strategies for Northland Mall. While management has not engaged a broker to market the property for sale, several brokers have provided an evaluation of the property to help determine an appropriate plan of action for an exit strategy.

As of March 31, 1999, 300 Delaware and 16/18 Sentry Park West are classified as held for sale. Based on the purchase and sale agreement price of $8.75 million for 300 Delaware, an additional reserve of $2.1 million was recognized in the first quarter of 1999. Based on the current estimated value of 16 & 18 Sentry Park West, no reserve is required for this property.


FINANCIAL CONDITION

The Partnership's financial statements reflect its proportional ownership interest in, and its share of the results of operations of the Venture, through which the Partnership conducts its business of investment in real property.

The decrease in guarantee fee receivable of approximately $91,000, or 74%, from $122,000 at December 31, 1998 to $31,000 at March 31, 1999 is attributable to the payment to EREIM LP by ML/EQ of the $125,000 guaranty fee in February, 1999, offset by the accrual of $34,000 of guaranty fee receivable for the first three months of 1999.

The decrease in investment in joint venture of approximately $147,000, or .5%, from $32.0 million at December 31, 1998 to $31.9 million at March 31, 1999 resulted from the $2.1 million write-down recorded on 300 Delaware.

RESULTS OF OPERATIONS

Equity in net income of the Venture decreased approximately $496,000, or 142%, from $350,000 for the three months ended March 31, 1998 to $(147,000) for the three months ended March 31, 1999. The decrease is due primarily to the $2.1 million write-down recorded on 300 Delaware during March 1999, of which the Partnership's portion was approximately $423,000. The decrease also relates to the sales of the 1200 Whipple Road and the 1345 Doolittle Drive properties in late 1998, and the sale of the Richland Mall property in January 1999, resulting in lower net income for the Venture for the three months ended March 31, 1999.

YEAR 2000

The inability of computers, software and other equipment to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue (Y2K). As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

Y2K exposures of the Partnership and the Venture are currently being assessed. Potential critical exposures include reliance on third party vendors and building systems that are not Y2K compliant. The Venture has communicated with our third party service vendors such as Lend Lease, Merrill Lynch and property managers in an effort to assess their Y2K compliance status and the adequacy of their Y2K efforts.

Each property owned by the Venture is being individually assessed in an effort to identify critical Y2K issues specific to each property. The inventory survey and assessment process for 16/18 Sentry Park West and Northland Mall have been completed and remediation efforts are expected to be complete by July 31, 1999. Remediation strategies have been developed based on assessment findings. The inventory survey for 300 Delaware Avenue was halted due to the pending sale of the property.

The Partnership and the Venture have incurred costs to date relating to Y2K of approximately $27,000. The total property assessment costs to the Venture are expected to be approximately $55,000 and the total cost for third party engineers and consultants is expected to be approximately $12,700. Estimated remediation costs of $30,000 are expected to be incurred to remediate and test non-compliant building systems, for a total estimated cost of $97,700.

The failure to adequately address the Year 2000 issue may result in a delay or temporary suspension of certain building services, the closure of buildings owned by the Venture, or delay in distributions to BAC Holders. In order to reduce the potential impact on the operations of the Partnership and the Venture, contingency plans for the Partnership entity will be developed by July 31, 1999.

Likewise, contingency plans will be developed by June 30, 1999 for each of the buildings owned by the Venture on a property by property basis. This will allow the efficient development of contingency plans that take into account individual circumstances surrounding each property. Contingency plans may involve the engagement of additional security services, implementation of temporary systems modifications, and the identification and engagement of alternate service vendors. Additional contingency plans may be developed as circumstances warrant.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of March 31, 1999, the Partnership had no material exposure to market risk.

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings

As discussed in the Notes to Financial Statements of the Partnership's December 31, 1998 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. There have been no new developments associated with this action for the three months ended March 31, 1999.

The Venture is currently in litigation with a current Northland Mall tenant who is seeking damages for breach of lease. The Plaintiff, My Inc, filed a claim with the State Court of Michigan in 1997. The parties have agreed to the principal terms of a settlement, which has not yet been finalized.


Item 2.         Changes in Securities

                Response:  None

Item 3.         Default Upon Senior Securities

                Response:  None

Item 4.         Submission of Matters to a Vote of Security Holders

                Response:  None

Item 5.         Other Information

                Response:  None

Item 6.         Exhibits and Reports on Form 8-K

                The Partnership filed a Current Report on Form 8-K on February 17, 1999, pursuant to which the sales of two of the Properties, 1850 Westfork Drive and Richland Mall, were reported.

                a)   Exhibits

                     27  Financial Data Schedule (for SEC filing purposes only)


                b)   Reports

                     None

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            EREIM LP ASSOCIATES

                                            By:   EREIM LP Corp.
                                               ---------------------------------
                                                  General Partner




                                            By:   /s/Patricia C. Snedeker
                                               ---------------------------------
                                                  Patricia C. Snedeker
                                                  Vice President, Controller
                                                     and Treasurer
                                                  (Principal Accounting Officer)


Dated:  May 14, 1999

                                  EXHIBIT INDEX



Exhibit No.       Description
-----------       --------------------------------------------------------------
27                Financial Data Schedule (for SEC filing purposes only)