Form 10-Q
period 1999-06-30
EREIM LP ASSOCIATES
filed 1999-08-13
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------

     (Mark One)

           [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended   June 30, 1999
                                                ---------------

                                       OR

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ________________ to ________________

                       Commission file number    33-11064
                                             ------------


                               EREIM LP Associates
       (Exact name of registrant as specified in its governing instrument)

            New York                                     58-1739527
     (State of Organization)                (I.R.S. Employer Identification No.)

     787 Seventh Avenue, New York, New York                               10019
     (Address of principal executive office)                        (Zip Code)

       (Registrant's telephone number, including area code)      (212) 554-1926



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  -X-   No
                                               ---      ---

                               EREIM LP ASSOCIATES

                                    CONTENTS






PART  I - FINANCIAL INFORMATION

              Item 1 - Financial statements:

                              Balance sheets at June 30, 1999 and
                                December 31, 1998
                              Statements of income for the three and six
                               months ended June 30, 1999 and 1998
                              Statement of partners' capital for the six
                                months ended June 30, 1999
                              Statements of cash flows for the six months
                                ended June 30, 1999 and 1998
                              Notes to financial statements

              Item 2 - Management's Discussion and Analysis of Financial
                              Condition and Results of Operations


PART II - OTHER INFORMATION

              Items 1 through 6
              Signatures

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                               EREIM LP ASSOCIATES
                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (unaudited)

                                                                June 30,          December 31,
ASSETS                                                            1999                1998
------                                                        ------------        ------------

Cash                                                          $     10,000        $     10,000
Guaranty fee receivable from affiliate                              54,659             121,698
Investment in joint venture, at equity                          30,292,116          32,023,757
                                                              ------------        ------------


TOTAL ASSETS                                                  $ 30,356,775        $ 32,155,455
                                                              ============        ============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:

Deferred guaranty fee                                         $    873,301        $    998,058
Due to affiliates                                                   25,933                 649
Accrued liabilities                                                  6,659              17,919
                                                              ------------        ------------

TOTAL LIABILITIES                                                  905,893           1,016,626
                                                              ------------        ------------

PARTNERS' CAPITAL:

General partners:
    Equitable                                                   29,966,829          31,695,037
    EREIM LP Corp.                                                (515,947)           (556,208)
                                                              ------------        ------------

TOTAL PARTNERS' CAPITAL                                         29,450,882          31,138,829
                                                              ------------        ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                       $ 30,356,775        $ 32,155,455
                                                              ============        ============


                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                              STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (unaudited)

                                                            For the Three Months        For the Six Months
                                                               Ended June 30,             Ended June 30,

                                                            1999          1998          1999          1998
                                                         -----------    ---------    -----------    --------
REVENUE:

Equity in net income (loss) of joint venture             $(1,585,057)   $(316,671)   $(1,731,641)     33,088
Guaranty fee from affiliate                                   85,988      123,806        181,923     255,233
                                                         -----------    ---------    -----------    --------

TOTAL REVENUE                                             (1,499,069)    (192,865)    (1,549,718)    288,321
                                                         -----------    ---------    -----------    --------



EXPENSES:

General and administrative                                     7,012        7,012         14,024      14,024
                                                         -----------    ---------    -----------    --------

TOTAL EXPENSES                                                 7,012        7,012         14,024      14,024
                                                         -----------    ---------    -----------    --------

NET INCOME (LOSS)                                        $(1,506,081)   $(199,877)   $(1,563,742)   $274,297
                                                         ===========    =========    ===========    ========


                        See notes to financial statements

                               EREIM LP ASSOCIATES
                         STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (unaudited)



                                                           EREIM
                                       Equitable          LP Corp.           Total
                                      ------------       ---------       ------------

Balance, December 31,1998             $ 31,695,037       $(556,208)      $ 31,138,829

Capital contributions                           --              --                 --

Distributions to partners                       --        (124,205)          (124,205)

Net income (loss)                       (1,728,208)        164,466         (1,563,742)
                                      ------------       ---------       ------------

Balance, June 30, 1999                $ 29,966,829       $(515,947)      $ 29,450,882
                                      ============       =========       ============



                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (unaudited)

                                                                                             June 30,           June 30,
                                                                                               1999               1998
                                                                                            -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net income (loss)                                                                           $(1,563,742)       $ 274,297
                                                                                            -----------        ---------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

           Equity in net (income) loss of joint venture                                       1,731,641          (33,088)
           Distributions from joint venture                                                          --          331,591
           Decrease in guaranty fee receivable from affiliate                                    67,039           49,891
           Decrease in deferred guaranty fee                                                   (124,757)        (124,757)
           Increase in due to affiliates                                                         25,284           26,161
           Increase (decrease) in accrued liabilities                                           (11,260)         (12,137)
                                                                                            -----------        ---------

Total adjustments                                                                             1,687,947          237,661
                                                                                            -----------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       124,205          511,958
                                                                                            -----------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Distributions to general partners                                                              (124,205)        (511,958)
                                                                                            -----------        ---------

NET CASH USED IN FINANCING ACTIVITIES                                                          (124,205)        (511,958)
                                                                                            -----------        ---------


NET CHANGE IN CASH                                                                                   --               --

CASH AT BEGINNING OF PERIOD                                                                      10,000           10,000
                                                                                            -----------        ---------

CASH AT END OF PERIOD                                                                       $    10,000        $  10,000
                                                                                            ===========        =========



                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (unaudited)



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



1.       GUARANTY AGREEMENT


         The Partnership has entered into a guaranty agreement with EML Associates (the "Venture"), a joint venture in which the Partnership holds a 20% interest and invests in income-producing real properties and a fixed-rate mortgage loan, to provide a minimum return to ML/EQ Real Estate Portfolio, L.P.'s ("ML/EQ") limited partners on their contributions. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through June 30, 1999 resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

         The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. If there were no distributions until December 31, 2002, the expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the guaranty agreement as of June 30, 1999 is limited to $119,290,832, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to the Venture to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to The Equitable Life Assurance Society of the United States ("Equitable"). Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligation with respect to the guaranty agreement.

         Capital contributions by the BAC holders of the Partnership totaled $108,484,500. As of June 30, 1999, the cumulative 9.75% simple annual return was $110,665,454. As of June 30, 1999, cumulative distributions by ML/EQ to the BAC holders totaled $109,091,999, of which $27,663,548 is attributable to income from operations and $81,428,451 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (unaudited)

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

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (unaudited)

2.       INVESTMENT IN JOINT VENTURE (Continued)

         The financial position and results of operations of the Venture are summarized as follows:

                          Summary of Financial Position
                       June 30, 1999 and December 31, 1998
                                   (unaudited)

                                                                                        June 30            December 31
                                                                                      ------------        ------------
                  Assets:
                      Rental properties held for sale                                 $ 62,376,194        $ 41,869,718
                      Rental properties, net of accumulated depreciation of
                         $5,586,628 in 1998                                                     --          39,873,242

                           Net rental properties                                        62,376,194          81,742,960

                      Mortgage loan receivable                                                  --           6,000,000
                      Cash and cash equivalents                                         10,124,629          10,677,613
                      Accounts receivable and accrued investment income                  3,997,522           2,892,290
                      Deferred rent concessions                                            977,953             809,836
                      Deferred leasing costs                                                    --             302,184
                      Prepaid expenses and other assets                                    124,116             875,369
                      Interest receivable                                                   85,175              84,220
                                                                                      ------------        ------------

                  Total assets                                                        $ 77,685,589        $103,384,472
                                                                                      ============        ============

                  Liabilities and equity:
                      Accounts payable and accrued real estate expenses               $  2,009,142        $  1,691,368
                      Accrued capital expenditures                                         565,784             788,395
                      Security deposits and unearned rent                                  402,869             343,922
                      Joint venturers' equity                                           74,707,794         100,560,787
                                                                                      ------------        ------------

                  Total liabilities and equity                                        $ 77,685,589        $103,384,472
                                                                                      -===========        ============

                  Partnership's share of joint venture equity                         $ 30,292,116        $ 32,023,757
                                                                                      ============        ============

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (unaudited)

2.       INVESTMENT IN JOINT VENTURE (Continued)

                         Summary statement of operations
                 for the six months ended June 30, 1999 and 1998
                                   (unaudited)

                                                                                  1999                1998
         Revenue:
             Rental income                                                   $   9,012,304        $ 10,087,457
             Lease termination income                                                   --              12,501
             Interest on loans receivable                                           51,250             307,500
                                                                             -------------        ------------

         Total revenue                                                           9,063,554          10,407,458
                                                                             -------------        ------------

         Operating expenses:
             Real estate operating expenses                                      4,325,772           4,029,815
             Depreciation and amortization                                         789,345           2,118,228
             Real estate taxes                                                   1,196,217           1,084,285
             Property management fees                                              179,379             222,570
                                                                             -------------        ------------

         Total operating expenses                                                6,490,713           7,454,898
                                                                             -------------        ------------

         Income from property operations                                         2,572,841           2,952,560
                                                                             -------------        ------------

         Other income (expense):
             Loss on sale of real estate assets                                    (71,562)                 --
             Loss on write-down of real estate assets                          (11,371,847)         (2,931,890)
             General and administrative expense                                    (90,141)           (108,021)
             Interest and other nonoperating income                                302,509             252,790
                                                                             -------------        ------------

         Total other income (expense), net                                     (11,231,041)         (2,787,121)
                                                                             -------------        ------------

         Net income (loss)                                                   $  (8,658,200)       $    165,439
                                                                             =============        ============

         Partnership's share of equity in net income (loss) of joint          $ (1,731,641)       $     33,088
         venture
                                                                             =============        ============



3.       REAL ESTATE PROPERTIES HELD FOR SALE

         At June 30, 1999 the 300 Delaware, 16/18 Sentry Park West, and Northland Mall properties are all classified as held for sale, and accordingly the application of depreciation has been suspended. Northland Mall was reclassified to held for sale on June 30, 1999, therefore depreciation was recorded through that date. The carrying values of 300 Delaware and Northland Mall were adjusted to the lower of cost or estimated net realizable value, resulting in losses of $2,114,680 and $9,257,167, respectively, recorded during 1999. The 300 Delaware property was sold on July 23, 1999 (see footnote 5). For 16/18 Sentry Park West, management believes that the carrying values does not exceed net realizable value less selling costs.

4.       LEGAL PROCEEDINGS

         As discussed in the Notes to Consolidated Financial Statements of the Partnership's December 31, 1998 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. There have been no new developments associated with this action for the six months ended June 30, 1999.

         The Venture is currently in litigation with a current Northland Mall tenant who is seeking damages for breach of lease. The Plaintiff, My Inc., filed a claim with the State Court of Michigan in 1997. The parties have agreed to the principal terms of a settlement, which has not yet been finalized. Management does not expect any material adverse impact as a result of this litigation.

5.       SUBSEQUENT EVENT

         On July 23, 1999, the Venture consummated the sale of the 300 Delaware property at a sales price of $8,750,000. The net sales proceeds received were $8,427,727, which resulted in a loss of $201,975.

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

Certain Forward-Looking Information

         Certain of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding future capital expenditures relating to renovation and development activities. These forward-looking statements are included in this Quarterly Report on Form 10-Q based on the intent, belief or current expectations of the Partnership. However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, the investment climate for particular property types, individual property issues, construction delays due to unavailability of materials, weather conditions or other causes, leasing activities, risks associated with the Year 2000 issue, and the other risks detailed from time to time in the Partnership's SEC reports, including the Annual Report on Form 10-K for the year ended December 31, 1998.

Liquidity and Capital Resources

         As of June 30, 1999, the Partnership had cash of $10,000, and the Venture, in which the Partnership owns 20% interest, had approximately $10.1 million in cash and cash equivalents. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners from time to time determine are appropriate.

No sales or distributions of cash occurred in the second quarter of 1999. The cash balances that remain have been retained primarily to fund potential costs that may be required to improve tenancy at Northland Mall. In addition, these funds may be required to cover other general working capital requirements.

Management continues to evaluate the appropriate strategies for the ownership of each of the assets in the portfolio in order to achieve maximum value. In this regard, management considers capital market and investment market conditions for real estate, local market conditions; future capital needs, including potential lease exposure for specific properties; and other issues that impact property performance. This ongoing analysis provides the basis for hold/sell recommendations for the properties. As a result of the evaluation, management decided to market for sale the Northland Mall property. To that end, a brokerage firm has been engaged and marketing efforts will commence in August 1999. If offers to purchase the property are within the targeted price range, management expects the property to be sold. Northland Mall was reclassified to held for sale on June 30, 1999. Management, through discussions with real estate brokers, determined that the carrying value for Northland Mall was in excess of the estimated net realizable value less selling costs, and a loss of $9,257,167 was recorded by the Venture as a result of the reclassification.

In accordance with management's strategy to achieve the maximum value for each property prior to the termination of ML/EQ on December 31, 2002, management is continuing its efforts to sell the remaining properties. On July 23, 1999, the Venture sold 300 Delaware for $8.75 million. Remarketing efforts for 16/18 Sentry Park West commenced in April 1999, with the intent of selling the property prior to the end of 1999. However, there is no certainty as to when this property will be sold.


Financial Condition

         The decrease in guarantee fee receivable of approximately $67,000, or 55%, from $122,000 at December 31, 1998 to $55,000 at June 30, 1999 is
attributable to the payment to the Partnership by ML/EQ of the $125,000 guaranty fee in February, 1999, offset by the accrual of $58,000 of guaranty fee receivable for the first six months of 1999.

         The decrease in investment in joint venture of approximately $1.7 million, or 5.5%, from $32.0 million at December 31, 1998 to $30.3 million at June 30, 1999 resulted from the $9.3 million write-down recorded on Northland Mall and the $2.1 million write-down recorded on 300 Delaware during 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Results of Operations

         Equity in net income of the Venture decreased approximately $1,3 million, or 400%, and $1,8 million, or 5,133%, for the three and six months ended June 30, 1999, respectively, from ($317,000) for the three months and $33,000 for the six months ended June 30, 1998 to ($1,585,000) for the three months and ($1,732,000) for the six months ended June 30, 1999. The decrease is due primarily to the $9.3 million write-down of Northland Mall recorded in the second quarter 1999, of which the Partnership's portion was approximately
$1.9 million, and the $2.1 million write-down of 300 Delaware recorded in the first quarter 1999, of which the Partnership's portion was approximately $420,000, partially offset by the $2.9 million write-down of Richland Mall recorded in second quarter 1998, of which the Partnership's portion was approximately $580,000.


Year 2000

         The inability of computers, software and other equipment to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue ("Y2K"). As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

Y2K exposures of the Partnership and the Venture continue to be assessed. Potential critical exposures include reliance on third party vendors and building systems that are not Y2K compliant. The Venture continues to communicate with its third party vendors and service providers in an effort to assess Y2K compliance status and the adequacy of Y2K efforts.

Each property owned by the Venture has been individually assessed in an effort to identify critical Y2K issues. The inventory survey and assessment process for 16/18 Sentry Park West and Northland Mall have been completed and remediation efforts are expected to be completed by August 31, 1999. Remediation strategies have been developed based on assessment findings. 300 Delaware Avenue was sold on July 23, 1999.

The Partnership and the Venture have incurred costs to date relating to Y2K of approximately $62,200. The total property assessment costs to the Venture were approximately $49,500 and the total cost for quality assurance paid to third party engineers and consultants was approximately $12,700. Additional estimated remediation costs of $34,000 are expected to be incurred to remediate and test non-compliant building systems as necessary, for a total estimated cost of $96,200.

The failure to adequately address the Year 2000 issue may result in the delay or temporary cessation or malfunction of certain building services, the closure of buildings owned by the Venture, or delay in distributions to BAC Holders. In order to reduce the potential impact on the operations of the Partnership and the Venture, Partnership contingency plans are anticipated to be completed by September 30, 1999.

Contingency plans have been developed for each of the buildings owned by the Venture. Contingency plans may involve the engagement of additional security services, implementation of temporary systems modifications, and the identification and engagement of alternate service vendors. Additional contingency plans may be developed as circumstances warrant.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of June 30, 1999, the Partnership had no material exposure to market risk.

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings

               As discussed in the Notes to Consolidated Financial Statements of the Partnership's December 31, 1998 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. There have been no new developments associated with this action for the six months ended June 30, 1999.

         The Venture is currently in litigation with a current Northland Mall tenant who is seeking damages for breach of lease. The Plaintiff, My Inc., filed a claim with the State Court of Michigan in 1997. The parties have agreed to the principal terms of a settlement, which has not yet been finalized. Management does not expect any material adverse impact as a result of this litigation.

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


                                        EREIM LP ASSOCIATES

                                        By:   EREIM LP Corp.
                                              General Partner




                                        By:   /s/Patricia C. Snedeker
                                              -----------------------
                                              Patricia C. Snedeker
                                              Vice President, Controller
                                                and Treasurer
                                              (Principal Accounting Officer)


Dated:  August 12, 1999

                                  EXHIBIT INDEX



Exhibit No.                                Description
-----------          --------------------------------------------------------
   27                Financial Data Schedule (for SEC filing purposes only)