Form 10-Q
period 1999-09-30
EREIM LP ASSOCIATES
filed 1999-11-12
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (Mark One)

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                           For the quarterly period ended September 30, 1999

                                              OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ______________ to _________________

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                               EREIM LP ASSOCIATES

                                    CONTENTS






PART  I - FINANCIAL INFORMATION

         Item 1 - Financial statements:

                         Balance sheets at September 30, 1999 and
                           December 31, 1998
                         Statements of income for the three and nine
                          months ended September 30, 1999 and 1998
                         Statement of partners' capital for the nine
                           months ended September 30, 1999
                         Statements of cash flows for the nine months
                           ended September 30, 1999 and 1998
                         Notes to financial statements

         Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


PART II - OTHER INFORMATION

         Items 1 through 6
         Signatures

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                               EREIM LP ASSOCIATES
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (unaudited)


                                             September 30,      December 31,
ASSETS                                            1999              1998
------                                       -------------      ------------

Cash                                         $      10,000      $     10,000
Guaranty fee receivable from affiliate              17,734           121,698
Investment in joint venture, at equity          30,716,846        32,023,757
                                             -------------      ------------


TOTAL ASSETS                                 $  30,744,580      $ 32,155,455
                                             =============      ============


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

Deferred guaranty fee                        $     810,922      $    998,058
Due to affiliates                                   32,613               649
Accrued liabilities                                  6,991            17,919
                                             -------------      ------------

TOTAL LIABILITIES                                  850,526         1,016,626
                                             -------------      ------------

PARTNERS' CAPITAL:

General partners:
    Equitable                                   30,380,369        31,695,037
    EREIM LP Corp.                                (486,315)         (556,208)
                                             -------------      ------------

TOTAL PARTNERS' CAPITAL                         29,894,054        31,138,829
                                             -------------      ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL      $  30,744,580      $ 32,155,455
                                             =============      ============



                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                              STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)

                                                    For the Three Months         For the Nine Months
                                                     Ended September 30,         Ended September 30,
                                                    1999          1998           1999             1998
                                                  --------      --------      -----------       --------
REVENUE:

Equity in net income (loss) of joint venture      $424,730      $330,523      $(1,306,911)       363,611
Guaranty fee from affiliate                         82,619       124,481          264,542        379,714
                                                  --------      --------      -----------       --------

TOTAL REVENUE                                      507,349       455,004       (1,042,369)       743,325
                                                  --------      --------      -----------       --------



EXPENSES:

General and administrative                           7,012         7,012           21,036         21,036
                                                  --------      --------      -----------       --------

TOTAL EXPENSES                                       7,012         7,012           21,036         21,036
                                                  --------      --------      -----------       --------

NET INCOME (LOSS)                                 $500,337      $447,992      $(1,063,405)      $722,289
                                                  ========      ========      ===========       ========



                        See notes to financial statements.

                               EREIM LP ASSOCIATES
                         STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (unaudited)



                                                     EREIM
                                   Equitable         LP Corp.          Total
                                 ------------       ---------       ------------

Balance, December 31,1998        $ 31,695,037       $(556,208)      $ 31,138,829

Capital contributions                      --              --                 --

Distributions to partners                  --        (181,370)          (181,370)

Net income (loss)                  (1,314,668)        251,263         (1,063,405)
                                 ------------       ---------       ------------

Balance, September 30, 1999      $ 30,380,369       $(486,315)      $ 29,894,054
                                 ============       =========       ============





                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)




                                                                       September 30,     September 30,
                                                                            1999              1998
                                                                       -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                      $  (1,063,405)    $     722,289
                                                                       -------------     -------------

Adjustments to reconcile net income (loss ) to net cash provided by operating activities:

               Equity in net (income) loss of joint venture                1,306,911          (363,611)
               Distributions from joint venture                                   --           671,591
               Decrease in guaranty fee receivable from affiliate            103,964           118,265
               Decrease in deferred guaranty fee                            (187,136)         (187,136)
               Increase in due to affiliates                                  31,964            26,721
               Decrease in accrued liabilities                               (10,928)           (5,685)
                                                                       -------------     -------------

Total adjustments                                                          1,244,775           260,145
                                                                       -------------     -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    181,370           982,434
                                                                       -------------     -------------


CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to general partners                                           (181,370)         (982,434)
                                                                       -------------     -------------

NET CASH USED IN FINANCING ACTIVITIES                                       (181,370)         (982,434)
                                                                       -------------     -------------


NET CHANGE IN CASH                                                                --                --

CASH AT BEGINNING OF PERIOD                                                   10,000            10,000
                                                                       -------------     -------------

CASH AT END OF PERIOD                                                  $      10,000     $      10,000
                                                                       =============     =============





                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (unaudited)



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



1.   GUARANTY AGREEMENT


     The Partnership has entered into a guaranty agreement with EML Associates (the "Venture"), a joint venture in which the Partnership holds a 20% interest and invests in income-producing real properties and a fixed-rate mortgage loan, to provide a minimum return to ML/EQ Real Estate Portfolio, L.P.'s ("ML/EQ") limited partners on their contributions. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through September 30, 1999 resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

     The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. If there were no distributions until December 31, 2002, the expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the guaranty agreement as of September 30, 1999 is limited to $108,123,498, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to the Venture to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to The Equitable Life Assurance Society of the United States ("Equitable"). Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligation with respect to the guaranty agreement.

     Capital contributions by the BAC holders to ML/EQ totaled $108,484,500. As of September 30, 1999, the cumulative 9.75% simple annual return was $111,229,302. As of September 30, 1999, cumulative distributions by ML/EQ to the BAC holders totaled $117,499,548, of which $27,663,548 is attributable to income from operations and $89,836,000 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. Management does not currently believe that future cash distributions to the limited partners from liquidation of Venture assets will be sufficient to provide the specified minimum return. Accordingly, the shortfall will be funded by the guarantor, up to the above described maximum.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (unaudited)

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

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (unaudited)

2.   INVESTMENT IN JOINT VENTURE (Continued)

     The financial position and results of operations of the Venture are summarized as follows:

                          SUMMARY OF FINANCIAL POSITION
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (unaudited)


                                                                        September 30      December 31
                                                                        -------------    -------------
         Assets:
             Rental properties held for sale                            $  54,416,400    $  41,869,718
             Rental properties, net of accumulated depreciation of
             $5,586,628 in 1998                                                    --       39,873,242
                                                                        -------------    -------------

                  Net rental properties                                    54,416,400       81,742,960

             Mortgage loan receivable                                              --        6,000,000
             Cash and cash equivalents                                      9,650,056       10,677,613
             Accounts receivable and accrued investment income              4,604,925        2,892,290
             Deferred rent concessions                                        745,857          809,836
             Deferred leasing costs                                                --          302,184
             Prepaid expenses and other assets                                892,075          875,369
             Interest receivable                                              220,481           84,220
                                                                        -------------    -------------

         Total assets                                                   $  70,529,794    $ 103,384,472
                                                                        =============    =============

         Liabilities and equity:
             Accounts payable and accrued real estate expenses          $   1,700,858    $   1,691,368
             Accrued capital expenditures                                     174,532          788,395
             Security deposits and unearned rent                              230,503          343,922
             Joint venturers' equity                                       68,423,901      100,560,787
                                                                        -------------    -------------

         Total liabilities and equity                                   $  70,529,794    $ 103,384,472
                                                                        =============    =============

         Partnership's share of joint venture equity                    $  30,716,846    $  32,023,757
                                                                        =============    =============

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (unaudited)

2.   INVESTMENT IN JOINT VENTURE (Continued)

                         SUMMARY STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)


                                                                               1999               1998
         Revenue:
             Rental income                                                $ 12,646,826       $ 15,115,871
             Lease termination income                                          191,661             12,501
             Interest on loans receivable                                       51,250            461,250
                                                                          ------------       ------------

         Total revenue                                                      12,889,737         15,589,622
                                                                          ------------       ------------

         Operating expenses:
             Real estate operating expenses                                  5,532,616          6,207,514
             Depreciation and amortization                                     789,345          2,519,718
             Real estate taxes                                               1,602,427          1,363,810
             Property management fees                                          262,017            334,383
                                                                          ------------       ------------

         Total operating expenses                                            8,186,405         10,425,425
                                                                          ------------       ------------

         Income from property operations                                     4,703,332          5,164,197
                                                                          ------------       ------------

         Other income (expense):
             Loss on sale of real estate assets                               (212,979)                --
             Loss on write-down of real estate assets                      (11,371,847)        (3,581,890)
             General and administrative expense                                (90,337)          (115,936)
             Interest and other nonoperating income                            437,286            351,684
                                                                          ------------       ------------

         Total other income (expense), net                                 (11,237,877)        (3,346,142)
                                                                          ------------       ------------

         Net income (loss)                                                $ (6,534,545)      $  1,818,055
                                                                          ============       ============

         Partnership's share of equity in net income (loss) of joint      $ (1,306,911)      $    363,611
         venture                                                          ============       ============


--------------------------------------------------------------------------------


3.   REAL ESTATE PROPERTIES HELD FOR SALE

     At September 30, 1999 16/18 Sentry Park West and Northland Mall properties are classified as held for sale, and accordingly the application of depreciation has been suspended. The carrying value Northland Mall was adjusted to the lower of cost or estimated net realizable value, resulting in a loss of $9,257,167 recorded during 1999. The 16/18 Sentry Park West property was sold on October 28, 1999 (see footnote 5).

4.   LEGAL PROCEEDINGS

     As discussed in the Notes to Consolidated Financial Statements of the Partnership's December 31, 1998 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. In August 1999, Plaintiffs filed an amended complaint alleging that, in addition to the allegations made previously, certain distributions from ML/EQ were improperly characterized as sale or financing proceeds rather than distributable cash. Defendants have filed a motion to dismiss the amended complaint on statute of limitations grounds.

     A Northland Mall tenant filed a lawsuit in 1999 in the State Court of Michigan against the Venture for breach of lease. The parties entered into a settlement agreement pursuant to which Equitable, the co-venturer, paid the tenant the full settlement payment.


5.   SUBSEQUENT EVENT

     On October 28, 1999, the Venture consummated the sale of the 16/18 Sentry Park West property at a sales price of $29.05 million. The net sales proceeds received were $28,420,559, which resulted in a gain of $4,726,752.

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

Liquidity and Capital Resources

As of September 30, 1999, the Partnership had cash of $10,000, and the Venture, in which the Partnership owns 20% interest, had approximately $9.7 million in cash and cash equivalents. The cash is expected to be used for general working capital purposes or capital improvements. The Partnership may establish additional working capital reserves as the General Partners from time to time determine are appropriate.

In the third quarter of 1999, as a result of the sale of the 300 Delaware property, a distribution of sale and financing proceeds of $1.55 per BAC was made to holders of record as of July 23, 1999. The cash balances that remain have been retained primarily to fund potential costs that may be required to improve tenancy at Northland Mall. In addition, these funds may be required to cover other general working capital requirements.

In August 1999, a purchase and sale agreement was executed for 16/18 Sentry Park West at a price of $29.05 million. The property sold on October 28, 1999 for $29.05 million. The net sales proceeds received were $28,420,559, which resulted in a gain of $4,726,752. Based on the amendment to the Joint Venture Agreement effective as of January 1, 1997, EREIM LP Associates agreed to defer, without interest, its right to receive 20% of the Venture's distribution of sale or financing proceeds, thereby entitling the Partnership to receive 100% of the sale or financing proceeds attributable to the sales.

Regarding Northland Mall, the property is being held for sale, and management is currently evaluating offers that have been received. However, there is no certainty as to when the property will be sold.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

The decrease in guarantee fee receivable of approximately $104,000, or 85%, from $122,000 at December 31, 1998 to $18,000 at September 30, 1999 is attributable to the payments to EREIM LP by ML/EQ $181,000 of guaranty fees in 1999, offset by the accrual of $77,000 of guaranty fee receivable for 1999.


Results of Operations

Equity in net income of the Venture increased approximately $94,000, or 28%, and decreased approximately $1.7 million, or 459%, for the three and nine months ended September 30, 1999, respectively, from $331,000 for the three months and $364,000 for the nine months ended September 30, 1998 to $425,000 for the three months and negative $1.3 million for the nine months ended September 30, 1999. The third quarter increase and the nine month decrease are due primarily to the $650,000 write-down of 1850 Westfork recorded in the third quarter 1998, of which the Partnership's portion was approximately $130,000, the $2.9 million write-down of Richland Mall recorded in second quarter 1998, of which the Partnership's portion was approximately $580,000, offset by the $11.4 million write-downs of 300 Delaware and Northland Mall recorded during the first six months of 1999, of which the Partnership's portion was approximately $2.3 million.


Year 2000

The inability of computers, software and other equipment to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue (Y2K). As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

Y2K exposures of the Partnership and the Venture continue to be assessed. Potential critical exposures include reliance on third party vendors and building systems that are not Y2K compliant. The Venture continues to communicate with our third party service vendors in an effort to assess Y2K compliance status and the adequacy of Y2K efforts.

Each property owned by the Venture has been individually assessed in an effort to identify critical Y2K issues specific to each property. The inventory survey, assessment and remediation efforts for 16 Sentry Park West, 18 Sentry Park West and Northland Mall have been completed.

The Partnership and the Venture have incurred total costs to date relating to Y2K of approximately $62,200. The total property assessment costs to the Venture were approximately $49,500 and the total cost for quality assurance for third party engineers and consultants were approximately $12,700. No material costs were incurred to remediate and test non-compliant building systems. In addition, contingency plans were developed for each of the buildings owned by the Venture and are in place for the remaining property, Northland Mall. Contingency plans may involve the engagement of additional security services, implementation of temporary systems modifications, and the identification and engagement of alternate service vendors. Additional contingency plans may be developed as circumstances warrant.

The failure to adequately address the Year 2000 issue may result in a cessation or disruption of building operations, the closure of buildings owned by the Venture, or delay in distributions to BAC Holders. There could be unexpected costs associated with Y2K issues and these costs cannot be predicted at this time. These unexpected costs could be incurred prior to or after the year 2000. In order to reduce the potential impact on the operations of the Partnership and the Venture, Partnership contingency plans were completed.


Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of September 30, 1999, the Partnership had no material exposure to market risk.

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings

     As discussed in the Notes to Consolidated Financial Statements of the Partnership's December 31, 1998 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. In August 1999, Plaintiffs filed an amended complaint alleging that, in addition to the allegations made previously, certain distributions from ML/EQ were improperly characterized as sale or financing proceeds rather than distributable cash. Defendants have filed a motion to dismiss the amended complaint on statute of limitations grounds.

     A Northland Mall tenant filed a lawsuit in 1999 in the State Court of Michigan against the Venture for breach of lease. The parties entered into a settlement agreement pursuant to which Equitable, the co-venturer, paid the tenant the full settlement payment.


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


                                  EREIM LP Associates

                                  By:   EREIM LP Corp.
                                        General Partner




                                  By:   /s/Debra L. Keller
                                     ------------------------------------------
                                        Debra L. Keller
                                        Vice President and Assistant Treasurer
                                        (Principal Accounting Officer)


Dated:  November 12, 1999

                                  EXHIBIT INDEX



Exhibit No.                                 Description
-----------           --------------------------------------------------------
    27                Financial Data Schedule (for SEC filing purposes only)