Form 10-K405
period 1999-12-31
EREIM LP ASSOCIATES
filed 2000-03-30
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

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

                                     PART I.


ITEM 1.  BUSINESS

         Certain of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding the expected future sale of the Property (as hereinafter defined). These forward-looking statements are included in this Annual Report on Form 10-K based on the intent, belief or current expectations of the Partnership (as hereinafter defined). However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, the investment climate for real estate, leasing activities, individual property issues, construction delays due to unavailability of materials, weather conditions or other causes, and the other risks detailed from time to time in the Partnership's reports filed with the Securities and Exchange Commission (the "SEC") ..

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

         The Managing General Partner was a wholly-owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), which was a wholly owned subsidiary of Equitable. On June 10, 1997, Equitable sold Equitable Real Estate to a subsidiary of Lend Lease Corporation Limited. The shares of the Managing General Partner were not included in the sale and the Managing General Partner continues to be a wholly-owned indirect subsidiary of Equitable. Lend Lease Corporation Limited merged its existing U.S. real estate investment advisor, The Yarmouth Group, Inc., into Equitable Real Estate and changed the name of Equitable Real Estate to ERE Yarmouth, Inc. ("ERE Yarmouth"). On July 13, 1998, Lend Lease Corporation Limited changed the name of ERE Yarmouth to Lend Lease Real Estate Investments, Inc. ("Lend Lease"). Lend Lease was retained by the Managing General Partner, at the Managing General Partner's expense, to continue providing the same services with respect to the Venture, ML/EQ and the properties that Equitable Real Estate had historically provided to the Managing General Partner. See "Advisory Agreement."

         ML/EQ offered to the public $150,000,000 of Beneficial Assignee Certificates (the "BACs"), which evidence the economic rights attributable to limited partnership interests in ML/EQ (the "Interests"), in an offering (the "Offering") which commenced in 1987. The Offering was made pursuant to a Prospectus dated April 23, 1987, as supplemented by Supplements dated December 29, 1987 (the "December Supplement"), March 3, 1988 (the "March 3 Supplement") and March 17, 1988 (the "March 17 Supplement"), filed with the Securities and Exchange Commission (the "SEC") in connection with a Registration Statement on Form S-11 (No. 33-11064). The Prospectus as supplemented is hereinafter referred to as the ("Prospectus"). The Offering terminated on March 29, 1988. On March 10, 1988, ML/EQ's initial investor closing occurred at which time ML/EQ received $92,190,120, representing the proceeds from the sale of 4,609,506 BACs. On May 3, 1988, ML/EQ's final investor closing occurred at which time ML/EQ received $16,294,380, representing the proceeds from the sale of an additional 814,719 BACs. In total, ML/EQ realized gross proceeds of $108,484,500 from the Offering, representing the sale of 5,424,225 BACs.

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

         Following the Offering, the Venture acquired a diversified portfolio of real properties and mortgage loans secured by real properties. Based on original acquisition prices, approximately 52% of the Venture's original contributed capital was invested in existing income-producing real properties acquired without permanent mortgage indebtedness, approximately 25% of such capital was invested in zero coupon or similar mortgage notes, and the balance was invested in fixed-rate first mortgage loans. The properties that secured the mortgage loans included commercial, industrial, residential, retail and warehouse/distribution properties. The Venture has an undivided interest in one property ("Northland Center" or the "Property") as a tenant in common with Equitable, which Property was transferred to the Venture and Equitable on July 22, 1994. All references herein to the Venture's ownership of Northland Center shall be deemed to refer to the Venture's undivided interest as a tenant in common with Equitable unless otherwise indicated. ML/EQ conducts an on-going analysis of the Venture's properties as a basis for hold/sell recommendations for the properties. As a result of the analysis, three of the properties were sold in 1999. The remaining Property, Northland Center, was classified as held for sale. ML/EQ is continuing its efforts to sell the remaining Property. However, there is no certainty as to when the Property will be sold. The Venture's interest in Northland Center represented approximately 100%, 49% and 37% of the real estate investments owned by the Venture as of December 31, 1999, 1998 and 1997, respectively, and approximately 71%, 53% and 42% of total revenues of the Venture for the years ended December 31, 1999, 1998 and 1997, respectively

         At December 31, 1999, the Venture owned an undivided interest in Northland Center, originally a property that secured a zero coupon mortgage note and was transferred to the Venture and Equitable during 1994 in a deed in lieu of foreclosure transaction. The estimated fair market value of the Venture's undivided interest in the Property's zero coupon mortgage note receivable immediately preceding the transfer was approximately $32.2 million. The carrying value of Northland Center was adjusted to the lower of cost or estimated net realizable value, resulting in a loss of approximately $18.9 million in 1999. Reference is made to Item 2. PROPERTIES for information concerning the Property.

         As described above, ML/EQ conducts an on-going analysis of the Venture's properties as a basis for hold/sell recommendations for the properties. As a result of the analysis, on January 27, 1999, the Venture completed the sale of Richland Mall for $9.01 million. On July 23, 1999 the Venture completed the sale of the 300 Delaware Property for $8.75 million, and on October 28, 1999, the Venture completed the sale of the 16/18 Sentry Park West Property for $29.05 million.

         Individual real estate properties held for sale, including deferred leasing costs and deferred rent concessions, are recorded at lower of cost or estimated fair market value, less estimated costs to sell.
Depreciation is not recorded for properties classified as held for sale.

         As described in the Partnership Agreement, liquidation or dissolution of the Venture will be delayed until the sale, retirement or other disposition of the Property held by the Venture (other than purchase money notes from the sale of a property) or the liquidation of ML/EQ, but not beyond December 31, 2002. While the Partnership Agreement provides that the term of

ML/EQ may extend until December 31, 2002, ML/EQ's present intention is to sell the remaining Property in advance of the foregoing date. See INVESTMENT GUARANTY AGREEMENT AND RELATED MATTERS below.

         Neither the Partnership nor the Venture has any real property investments located outside the United States. The Partnership has no employees.

         Leasing Information. At December 31, 1999, the Venture owned an undivided interest in the Property which was classified as held for sale. See
Item 2. PROPERTIES for information regarding percentages of space under lease for the Property, as well as information relating to the percentage of rentable space at the Property.

         Competition. The Property may compete with other properties in the area in which it is located for, among other things, desirable tenants. Competitors may include properties owned or managed directly or indirectly by Equitable or Lend Lease or their subsidiaries or affiliates or by affiliates of the Associate General Partner. Owners of some of these properties may have greater resources than the Venture and/or may be willing or able to make greater concessions (e.g., lower rent or higher allowances for tenant improvements) to attract tenants. Similarly, tenants of the Property may compete for business with other businesses in the area. While it is currently the intention of management to sell the Property, such competition may adversely affect the business (and, in some cases, the viability) of such tenants and, particularly in the case of retail tenants, may reduce the amount of rent received by the Venture under percentage rent provisions.

         The Venture's income from the Property may be affected by many factors, including reductions in rental income due to an inability to maintain occupancy levels, adverse changes in general economic conditions, adverse local conditions (such as decreases in demand for similar or competing facilities or competitive over-building, adverse changes in tax, real estate, zoning and environmental laws or decreases in employment), energy shortages or increased energy costs, or acts of God (such as earthquakes and floods). See Item 2. PROPERTIES for a description of difficulties experienced by the Property.

         Conflicts of Interest. Equitable and its subsidiaries and affiliates and its advisor, Lend Lease, are among the largest owners and managers of real estate assets in the country and certain activities in which they currently or in the future may engage will be competitive with the Partnership, ML/EQ, and the Venture. As Managing General Partner of the managing partner of the Venture, EREIM Managers Corp. may encounter various conflicts of interest in managing ML/EQ's and the Venture's businesses. These conflicts may, for example, arise in connection with the allocation of leasing or sale opportunities, selection of service providers such as property managers (including whether to retain an affiliate or a non-affiliate), determination to exercise or forbear exercise of certain rights (e.g., eviction or foreclosure), or the timing of investment dispositions or liquidations. While the Managing General Partner believes that it will be able to resolve such conflicts in an equitable manner, it is possible that such conflicts may not be resolved in favor of ML/EQ, the Venture, or the Partnership.

         The General Partners or their affiliates are entitled to receive various recurring fees for the supervision and administration of partnership assets and for providing the guaranty of minimum return to BAC holders and to be reimbursed for certain expenses incurred on behalf of ML/EQ. At December 31, 1999, 1998 and 1997 the accrued balance for these fees and reimbursements totaled approximately $195,000, $480,000 and $630,000, respectively. Supervisory and mortgage loan servicing fees paid by ML/EQ to the Managing General Partner were approximately $362,000, $612,000, and $747,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts, which were then paid by the Managing General Partner at its sole expense to Lend Lease or its predecessor as asset management fees, are included in the statements of operations as asset management fees and as components of general and administrative expense.

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

         Insurance. The Property is covered under insurance contracts that provide comprehensive general liability as well as physical damage protection. Such insurance contracts also cover other properties in which Equitable, its subsidiaries, or its insurance company separate accounts have an ownership interest. Although the Venture carries comprehensive insurance on the Property, there are certain risks (such as earthquakes, floods and wars) that may be uninsurable or not fully insurable at a cost believed to be economically feasible. Moreover, there can be no assurance that particular risks that are currently insurable will continue to be so, or that current levels of coverage will continue to be available at a cost believed to be economically feasible. The Managing General Partner, on behalf of ML/EQ as managing partner of the Venture, will use its discretion in determining the scope of coverage, limits and deductible provisions on insurance, with a view to maintaining appropriate insurance on the Property at an appropriate cost.

         Investment Guaranty Agreement and Related Matters. Under an investment guaranty agreement dated March 10, 1988 by and between the Partnership and the Venture (the "Guaranty

Agreement"), The Partnership has guaranteed to pay the Venture, if necessary, ninety days after the earlier of the sale, retirement, or other disposition of the Mortgage Loan and Properties or the liquidation of ML/EQ, an amount which when added to all distributions from ML/EQ to the holders of BACs ("BAC Holders") will enable ML/EQ to provide the BAC Holders with a minimum return (the "Minimum Return") equal to their Capital Contributions plus a simple annual return equal to 9.75% multiplied by their Adjusted Capital Contributions (as defined in the Guaranty Agreement), calculated from the investor closing at which the BAC Holder acquired its BACs. Adjusted Capital Contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserve, as more particularly described in the Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1999 resulting from cash available to ML/EQ as a result of sale or financing proceeds paid by the Venture. The Minimum Return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations set forth in the Prospectus. If there were no distributions until December 31, 2002, the expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the Guaranty Agreement as of December 31, 1999 is limited to $73,813,456, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to the Venture to fund cash deficits. The unpaid cumulative Minimum Return under the Guaranty Agreement as of December 31, 1999 was $13.61 per BAC. The unpaid cumulative Minimum Return under the Guaranty Agreement does not necessarily represent the price at which a BAC may be purchased or sold. While the Partnership Agreement provides that the term of ML/EQ may extend until December 31, 2002, ML/EQ's present intention is to sell the remaining Property in advance of the foregoing date. ML/EQ is continuing its efforts to sell the remaining Property. However, there is no certainty as to when the remaining Property will be sold.

         The Venture has assigned the Guaranty Agreement to ML/EQ in exchange for ML/EQ's assumption of the Venture's obligations thereunder, including the obligation to pay the Guaranty Fee. Any money distributed by ML/EQ to BAC Holders and/or limited partners of ML/EQ ("Limited Partners") on account of payments made under the Guaranty Agreement will be distributed to BAC Holders and/or Limited Partners based on the total number of BACs or Interests owned by each BAC Holder and/or Limited Partner as of the date the Minimum Return is calculated.

         Capital contributions by the BAC holders to ML/EQ totaled $108,484,500. As of December 31, 1999, the cumulative 9.75% simple annual return was $111,468,412. As of December 31, 1999, cumulative distributions by ML/EQ to the BAC holders totaled $146,139,456, of which $27,663,548 is attributable to income from operations and $118,475,908 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. ML/EQ does not currently believe that future cash distributions to the Limited Partners from liquidation of Venture assets will be sufficient to provide the specified Minimum Return. Accordingly, the shortfall will be funded by the guarantor, up to the above described maximum.

         The obligations of the Partnership under the Guaranty Agreement will terminate if, upon the written consent or the affirmative vote of BAC Holders or Limited Partners owning more than 50% of the Interests, either (i) EREIM Managers Corp. is removed as the Managing General Partner of ML/EQ or (ii) ML/EQ is dissolved without the consent of EREIM Managers Corp.

         As described above, the general partners of the Partnership are LP Corp., a wholly-owned subsidiary of Equitable, and Equitable. The obligations of the Partnership under the Guaranty Agreement are nonrecourse to Equitable but are recourse as to LP Corp. Equitable has entered into an agreement dated as of March 10, 1988 (the "Keep Well Agreement") with LP Corp. which provides that Equitable will make capital contributions to LP Corp. in such amounts as to permit LP Corp. to pay its obligations with respect to the Guaranty Agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. If there were no distributions until December 31, 2002, the expiration of the term of the ML/EQ, and subject to the foregoing description of the Guaranty Agreement, the obligations of Equitable under the Keep Well Agreement as of December 31, 1999 would be limited to $73,813,456. The Keep Well Agreement provides that only LP Corp. and its successors will have the right to enforce Equitable's obligations thereunder.

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

         At December 31, 1999, 1998 and 1997, Equitable's total surplus, calculated in accordance with the statutory method of accounting, was approximately $4.02 billion, $3.17 billion and $2.46 billion, respectively. At December 31, 1999, 1998 and 1997, Equitable's total consolidated capital, calculated in accordance with the statutory method of accounting and consisting of surplus and the Asset Valuation Reserve, was approximately $5.57 billion, $4.72 billion and $3.91 billion, respectively.

         AXA Financial, Inc. (the "Holding Company"), a Delaware corporation, owns all of Equitable's outstanding capital stock. Equitable and the Holding Company are subject to the informational requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith file reports and other information, including financial statements, with the Securities Exchange Commission under Commission File No. 0-25280 and 1-11166, respectively. Such reports and other information filed by Equitable and the Holding Company can be inspected and copied at the public reference facilities maintained by the SEC in Washington, D.C. and at certain of its Regional Offices, and copies may be obtained from the Public Reference Section of the SEC, Washington, D.C. 20549, at prescribed rates.

         Equitable is a diversified financial service organization serving a broad spectrum of insurance, investment management, and investment banking customers. It has been in business since 1859. In 1992, it converted from a mutual life insurance company into a stock life insurance company through a process called "demutualization."

ITEM 2.  PROPERTIES

         As described above, ML/EQ performed an analysis as a basis for hold/sell recommendations for the Venture's properties in 1998 and 1999. As a result of the analysis on January 27, 1999, the Venture completed the sale of Richland Mall for $9.01 million. On July 23, 1999 the Venture completed the sale of the 300 Delaware Property for $8.75 million, and on October 28, 1999, the Venture completed the sale of the 16/18 Sentry Park West Property for $29.05 million. In addition, at December 31, 1999, the Venture's only remaining Property was classified as held for sale. ML/EQ is continuing its efforts to sell the remaining Property. However, there is no certainty as to when the Property will be sold.

         At December 31, 1999, approximately 56% of the aggregate rentable square feet of the Venture's Property was leased. Leases covering approximately 3.1%, 2.7% and 2.9% of the Property's rentable square feet are scheduled to expire in 2000, 2001 and 2002, respectively.

          Set forth below is a brief description of the Venture's Property at December 31, 1999. Reference is made to Note 5 of the Notes to Consolidated Financial Statements in Item 8. FINANCIAL STATEMENTS. The Venture has fee ownership of the land and improvements relating to the Property.


       Name, Location and             Approximate             Date of                 Year of
         Type of Property                 Size             Acquisition              Completion
         ----------------                 ----             -----------              ----------

Northland Center                       558,279(1)             7/22/94                   1954
Southfield, MI                          sq. ft.
regional mall

----------------------
(1) Excludes square feet of buildings owned by certain anchor stores and storage space.

Annual Aggregate Lease Payments to be Received (in dollars)(a)

Name of Property            2000          2001         2002          2003         2004      Thereafter      Total
----------------            ----          ----         ----          ----         ----      ----------      -----

Northland Center         $3,678,152   $3,386,857    $2,947,740   $2,355,069    $2,129,480   $5,368,201   $19,865,499
                         ----------   ----------    ----------   ----------    ----------   ----------   -----------
                         $3,678,152   $3,386,857    $2,947,740   $2,355,069    $2,129,480   $5,368,201   $19,865,499
                         ==========   ==========    ==========   ==========    ==========   ==========   ===========

(a) Lease payments to be received under noncancelable operating leases in effect as of December 31, 1999.


Range of Lease Expiration

       Name of Property                                   Years
       ----------------                                   -----

      Northland Center                                   2000-2010


      Major Tenants

         The following list sets forth major tenants for the Property together with percentage of space used by such tenants as of December 31, 1999:

         Property            Major Tenants                    Percentage of Leasable Space
         --------            -------------                    ----------------------------

     Northland Center        Hudson's Department Store             34.1% (1)
                             J.C. Penney                           18.9% (1)
                             Target                                 7.8% (1)

-----------------

(1) Hudson's Department Store, J.C. Penney, and Target independently constructed and operate their stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores covering 511,509 square feet, 283,534 square feet and 117,000 square feet, respectively, are not included in the gross leasable area of the mall. In addition, J.C. Penney pays ground rent. These percentage calculations are based on a total mall area of 1,498,417 square feet, including unowned anchors and excluding storage space of approximately 290,000 square feet.

Description of Property

         Northland Center, the Venture's only remaining Property which was transferred to the Venture and Equitable by a deed in lieu of foreclosure on July 22, 1994, is a regional enclosed mall located in Southfield, Michigan. Major tenants include Hudson's Department Store, J.C. Penney and Target. The Venture does not own the buildings occupied by these three major tenants. As of December 31, 1999, excluding these three anchor tenant spaces, Northland Center was approximately 56% leased. Excluding all the anchor space, the inline tenant space was approximately 75.6% leased. Leases covering approximately 3.1%, 2.7% and 2.9% of the space (excluding the anchor stores) are scheduled to expire in 2000, 2001 and 2002, respectively.

         In July 1997, Montgomery Ward, a former tenant, declared bankruptcy. ML/EQ continues its efforts to lease 117,500 square feet of the space vacated by Montgomery Ward. A significant amount of capital may be required to retenant this vacant space. This anchor vacancy as well as the age of the mall place Northland Center at a competitive disadvantage.

         On February 25, 2000, J.C. Penney announced that they would be closing 45 unprofitable department stores in their chain. On March 9, 2000, J.C. Penney provided a list of the stores that they intend to close. Included on that list was the Northland Center store, which is scheduled to be closed on June 1, 2000. J.C. Penney currently occupies 283,534 square feet at Northland Center and leases the building from a third party and ground leases the underlying land from another third party. Their lease expires on May 31, 2005, but their operating agreement expired in 1997. J.C. Penney is contractually obligated to pay rent and reimbursements through the end of their lease term. The Venture's portion of the anticipated amount of this obligation is approximately $750,000 per year. There are a number of tenants in Northland Center who have co-tenancy clauses in their leases that entitle them to terminate their respective leases or convert to percentage rent in the event that one or more anchor tenants vacate and/or the space remains vacant for a specified period of time. The anticipated closure of J.C. Penney on June 1, 2000 may trigger such clauses in the future and negatively impact the performance of the Property.

         In 1999, the Venture spent $676,000 in capital cost for HVAC/Central Plant, $443,000 on tenant improvements and leasing commissions, and approximately $47,000 on asbestos removal. In 2000, the Venture anticipates spending $36,000 on asbestos removal throughout Northland Center, $32,000 to replace 1,000 feet of failed underground electrical cable, and approximately $16,000 on HVAC/Central Plant.

         In 1999, as a result of the analysis that was performed by ML/EQ as a basis for hold/sell recommendations for the Venture's properties, the Property was classified as held for sale. ML/EQ is continuing its efforts to sell the Property. However, there is no certainty as to when the Property will be sold.


ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. The consolidated action results from two related cases. Scher v. ML/EQ Real Estate Portfolio, L.P., et al., was served on the Partnership on July 14, 1997. On September 8, 1997, the Partnership was named as a defendant in Folette v. ML/EQ Real Estate Portfolio, L.P., et al., a substantially similar complaint, also brought in the Court of Chancery of the State of Delaware. The cases were consolidated pursuant to a stipulation between the parties by order of the court on October 3, 1997. In addition to the Partnership, the complaint names as defendants the Managing General Partner, Equitable, Equitable Real Estate, EREIM L.P. Corp. and ML/EQ.

         The Plaintiffs purport to sue on behalf of a class of all limited partners of ML/EQ who purportedly have been or will be adversely affected by the conduct of the defendants. The complaints filed in 1997 alleged that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate ML/EQ's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold under-performing properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests and other benefits which they have realized on account of their allegedly wrongful conduct. The Partnership intends to defend vigorously against these claims. In August, 1999, Plaintiffs filed an amended complaint alleging that, in addition to the allegations made previously, certain distributions from ML/EQ were improperly characterized as a sale or financing proceeds rather than distributable cash. Defendants answered the complaint, denying any wrongdoing and filed a motion to dismiss the amended complaint on statute of limitations grounds. The court granted in part and denied in part defendants' motion to dismiss the amended complaint. Plaintiff's claim that defendants failed to distribute cash and part of plaintiff's mischaracterization claim remain in this case. Plaintiff has filed a motion for reconsideration. Although the outcome of any litigation cannot be predicted with certainty, the Partnership's management believes that the ultimate resolution of the litigation will not have a material adverse effect on the financial condition of the Partnership. The Partnership's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Partnership's results of operations in any particular period.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II.


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

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


ITEM 6.   SELECTED FINANCIAL DATA

         The following sets forth the selected financial data for the Partnership on a consolidated basis for the years ended December 31, 1995, 1996, 1997, 1998 and 1999:

                          1999            1998            1997            1996            1995
                          ----            ----            ----            ----            ----

Total revenue         ($1,826,283)    $ 1,688,186     $ 3,043,112     $ 1,562,188     $ 2,199,500

Net income (loss)     ($1,854,331)    $ 1,660,138     $ 3,015,062     $ 1,405,198     $ 2,024,609

Total assets          $29,898,287     $32,155,455     $31,699,217     $33,087,819     $32,743,147

         The above selected financial data for the years 1995 through 1999 should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         As of December 31, 1999, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners, from time to time, determine are appropriate.

         In addition, the Partnership owns a 20% interest in the Venture. At December 31, 1999, the Venture owned an undivided interest in Northland Center as a tenant in common with Equitable. Northland Center (originally a property that secured a zero coupon mortgage note of the Venture), was transferred to the Venture during 1994 in a deed in lieu of foreclosure transaction. The estimated fair market value of the Venture's undivided interest in the Northland Center Zero Coupon Mortgage Note Receivable immediately preceding the transfer was approximately $32.2 million. The carrying value of Northland Center was adjusted to the lower of cost or estimated net realizable value, resulting in a loss of approximately $18.9 million in 1999.

         At December 31, 1999, the Venture also had approximately $11.5 million in cash and cash equivalents. The Venture retained this amount primarily to fund potential capital expenditures that might have been required to retenant or reconfigure the Montgomery Ward and J.C. Penney buildings. J.C. Penney had expressed an interest in relocating to the smaller vacant Montgomery Ward space and another national anchor tenant had expressed interest in occupying a significant portion of the larger J.C. Penney space. The proposals related to this retenanting scenario involved a significant amount of capital expenditure to be incurred by the Venture. At this time, it also appears to be highly unlikely that the other National anchor tenant with which the Venture was negotiating will agree to open a store in Northland Center. No other potential anchor tenant candidates have been identified. In March 2000, J.C. Penney announced that they would be closing their Northland Center store on June 1, 2000. In light of this turn of events, the Venture has reevaluated its operating and working capital requirements and will retain approximately $3.0 million to cover potential operating and working capital expenses. The Partnership will distribute approximately $8.5 million on May 1, 2000 to BAC Holders of record as of March 1, 2000. The Partnership will continue to make periodic determinations of the advisability of distributing operating cash flow. For 1999, 1998 and 1997, ML/EQ received distributions from the Venture totaling approximately $54.2 million, $43.1 million and $34.5 million, respectively.

         The Venture's remaining Property and the properties sold during 1999 were acquired without mortgage indebtedness, and neither the Venture nor ML/EQ has incurred any borrowings. In aggregate, the Venture's Property is currently producing operating cash flow to the Venture which, net of expenses of the Venture and the establishment or increase of reserves, is distributable 20% to the Partnership and 80% to ML/EQ.

         ML/EQ conducts an on-going analysis of the Venture's properties as a basis for hold/sell recommendations for the properties. As a result of the analysis, on January 27, 1999 the Venture completed the sale of the Richland Mall property for $9.01 million, on July 23, 1999, the Venture completed the sale of the 300 Delaware property for $8.75 million and on October 28, 1999, the Venture completed the sale of the 16/18 Sentry Park West Property for $29.05 million. In addition, at December 31, 1999, the Venture's only remaining property was classified as held for sale. While the Partnership Agreement provides that the term of ML/EQ may extend until December 31, 2002, ML/EQ's present intention is to sell the remaining Property in advance of the foregoing date.

         For 1999, the Partnership received no distributions from the Venture. In addition, the Partnership received payments totaling $181,370 in respect of the fee for providing the guarantee of minimum return pursuant to the Guaranty Agreement. The Partnership will continue to be entitled to the recurring portion of the Guaranty Fee at the rate of .35% of average annual adjusted capital contributions of BAC Holders. The Partnership currently distributes all or substantially all of its share of cash distributions from the Venture (as well as payments of the Guaranty Fee) to its partners and expects to continue to do so.

         Under the terms of the Guaranty Agreement which has been assigned to ML/EQ, following the earlier of the sale or other disposition of the Property or the liquidation of ML/EQ, the Partnership has guaranteed to pay an amount which, when added to all distributions from ML/EQ to the BAC Holders, will enable ML/EQ to provide the BAC Holders with a minimum return equal to their original capital contributions plus a simple annual return equal to 9.75% simple interest per annum multiplied by their adjusted capital contributions, calculated from the investor closing at which an investor acquired his or her BACs, subject to certain limitations. Since inception, ML/EQ has made the following distributions:

  Period Ended                 Date Paid                 Distribution per BAC
  ------------                 ---------                 --------------------

December 31, 1990           February 28, 1991                  $0.25
June 30, 1991               August 31, 1991                    $0.50
December 31, 1991           February 28, 1992                  $0.50
June 30, 1992               August 31, 1992                    $0.662(1)
December 31, 1992           February 28, 1993                  $0.40
June 30, 1993               ---                                $0.00
December 31, 1993           February 28, 1994                  $0.10(2)
June 30, 1994               August 31, 1994                    $0.10(2)
December 31, 1994           February 28, 1995                  $0.15(2)
June 30, 1995               August 31, 1995                    $0.15(2)
December 31, 1995           February 29, 1996                  $0.10(2)
June 30, 1996               August 29, 1996                    $0.10(2)
December 31, 1996           February 28, 1997                  $0.15(2)
June 30, 1997               August 29, 1997                    $2.70(3)

  Period Ended                 Date Paid                 Distribution per BAC
  ------------                 ---------                 --------------------

November 30, 1997           December 23, 1997                  $3.26(4)
December 31, 1997           February 27, 1998                  $2.75(5)
June 30, 1998               August 31, 1998                    $0.25
November 30, 1998           December 21, 1998                  $4.82(6)
December 31, 1998           February 26, 1999                  $0.45(7)
January 31, 1999            February 26, 1999                  $1.61(8)
February 26, 1999           March 12, 1999                     $1.11(9)
July 31, 1999               August 16, 1999                    $1.55(10)
October 31, 1999            November 17, 1999                  $5.28(11)


(1) The distribution made on August 31, 1992 to holders of record on June 30, 1992 includes a $0.162 distribution of sale or financing proceeds associated with the termination of the lease with Saab-Scania of America, Inc. ("Saab") at 1850 Westford Drive.
(2) All of the distributions made from 1994 through February 28, 1997 constitute distributions of sale or financing proceeds derived from a portion of the proceeds from the pay-off of a mortgage loan to the Second Merritt Seven Joint Venture on November 22, 1993.
(3) The August 29, 1997 distribution represents a distribution of distributable cash from operations. ML/EQ made a decision to distribute a major portion of the monies previously held following its decision to sell one of its properties, Brookdale Center.
(4) The December 23, 1997 distribution constitutes distributions of sale or financing proceeds derived from the sale of Brookdale Center.
(5) The February 27, 1998 distribution constitutes distributions of sale or financing proceeds derived from the sale of the Chicago Industrial Properties during 1997, remaining proceeds from both the sale of Brookdale Center and the pay-off of the mortgage loan to the Second Merritt Seven Joint Venture and early lease termination payments.
(6) The December 21, 1998 distribution constitutes distributions of sale or financing proceeds derived from the sale of the properties located at 1200 Whipple Road and 1345 Doolittle Drive.
(7) The distribution made on February 26, 1999 to holders of record on December 18, 1998 represents sale or financing proceeds from the sale of 1850 Westfork Drive Property.
(8) The distribution made on February 26, 1999 to holders of record on January 27, 1999 represents sale or financing proceeds from the sale of Richland Mall.
(9) The distribution made on March 12, 1999 to holders of record on February 1, 1999 constitutes distributions of the proceeds from the payoff of the Jericho Village loan.
(10) The distribution made on August 16, 1999 to holders of record on July 23, 1999 represents sale or financing proceeds from the sale of the 300 Delaware Property.

(11) The distribution made on November 17, 1999 to holders of record on October 28, 1999 represents sale or financing proceeds from the sale of the 16/18 Sentry Park West Property.

         The levels of cash distributions from the Venture to the Partnership and ML/EQ principally will be dependent on returns from the Venture's investments, after taking account of capital expenditures and future reserve requirements. These amounts are expected to fluctuate from time to time based on changes in occupancy, rental and expense rates at the Venture's Property and other factors.

         During 1997, 1998 and 1999, the Venture received approximately $133,000, $13,000 and $249,000, respectively, for early lease termination payments. These early lease termination payments were classified as sale or financing proceeds and were distributed in 1998 and 1999. See Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The amount and timing of distributions from sale or financing proceeds depend upon the timing of disposition of properties as well as the need to allocate such funds to increase reserves.

         The Venture, ML/EQ, and the Partnership are all intended to be self-liquidating in nature, meaning that proceeds from the sale of properties or principal repayments of loans will not be reinvested but instead will be distributed to BAC Holders and partners, subject to certain limitations. Under the terms of the Guaranty Agreement which has been assigned to ML/EQ, following the earlier of the sale or other disposition of the remaining Property or the liquidation of ML/EQ, the Partnership has guaranteed to pay an amount which, when added to all distributions from ML/EQ to the BAC Holders, will enable ML/EQ to provide the BAC Holders with a minimum return equal to their original capital contributions plus a simple annual return equal to 9.75% simple interest per annum multiplied by their adjusted capital contributions calculated from the investor closing at which an investor acquired his or her BACs, subject to certain limitations. Capital contributions by the BAC Holders totaled $108,484,500. As of December 31, 1999, the cumulative 9.75% simple annual return was $111,468,412. As of December 31, 1999, cumulative distributions by ML/EQ to the BAC Holders totaled $146,139,456, or $26.94 per BAC, of which $27,663,548 is attributable to income from operations and $118,475,908 is attributable to sales of Venture assets, principal payments on mortgage loans and other capital events. ML/EQ does not currently believe that future cash distributions to the limited partners from liquidation of Venture assets will be sufficient to provide the specified Minimum Return. Accordingly, the shortfall will be funded by the guarantor, up to the above described maximum.

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

         The decrease in investment in joint venture of approximately $2.1 million, or 6.8%, from $32.0 million at December 31, 1998 to $29.9 million at December 31, 1999 resulted from equity in the net loss of the Venture for 1999.

         The increase in investment in joint venture of approximately $.5 million, or 1.6%, from $31.5 million at December 31, 1997 to $32.0 million at December 31, 1998 resulted from the excess of equity in net income of the Venture over cash distributed from the Venture.

         The increase in EREIM LP Corp.'s capital account of approximately $133,000, or 24%, from ($556,000) at December 31, 1998 to ($424,000) at
December 31, 1999 is due to its share of net income of the Partnership in excess of cash distributions received from the Partnership.

         The decrease in Equitable's capital account of approximately $2.1 million, or 6.7%, from $31.7 million at December 31, 1998 to $29.6 million at December 31, 1999 is due to its share of net loss of the Partnership.

         The increase in EREIM LP Corp.'s capital account of approximately $196,000, or 26%, from ($752,000) at December 31, 1997 to ($556,000) at December
31, 1998 and the increase in Equitable's capital account of approximately $520,000, or 1.7%, from $31.2 million at December 31, 1997 to $31.7 million at December 31, 1998 are both due to their share of net income of the Partnership in excess of cash distributions received from the Partnership.

Results of Operations

         Equity in net income (loss) of the Venture decreased approximately $3.3 million, or 282%, from income of $1.2 million in 1998 to a loss of $2.2 million in 1999 due primarily to writedowns of real estate assets held for sale of $21 million recorded in 1999, compared to writedowns of $10.2 million recorded in 1998. Additionally, gain on sale of real estate decreased from $8.5 million in 1998 to $4.6 million in 1999.

         Equity in net income of the Venture decreased approximately $1.2 million, or 51.3%, from $2.4 million in 1997 to $1.2 million in 1998 due to writedowns of real estate assets held for sale of $10.2 million recorded by the Venture during 1998, partially offset by an increase on gain of real estate of $5.2 million, from $3.3 million in 1997 to $8.5 million in 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of December 31, 1999, the Partnership had no material exposure to market risk.


Year 2000

         As of March 30, 2000, the Partnership, ML/EQ and the Venture have not experienced any material disruptions of their internal computer systems or software applications, and have not experienced any problems with the computer systems or software applications of their third party vendors, suppliers or service providers. The Partnership, ML/EQ and the Venture will continue to monitor these third parties to determine the impact, if any, on the business of the Partnership, ML/EQ and the Venture, and the actions the each of the Partnership, ML/EQ and the Venture must take, if any, in the event of non-compliance by any of these third parties. Based upon ML/EQ's assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are included in Item 14 of this annual report:

         EREIM LP ASSOCIATES

         Independent Auditors' Report

         Balance Sheets, December 31, 1999 and 1998

         Statements of Income for the years ended
           December 31, 1999, 1998 and 1997

         Statements of Partners' Capital for the years ended
           December 31, 1999, 1998 and 1997

         Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997

         Notes to Financial Statements

         EML ASSOCIATES

         Independent Auditors' Report

         Balance Sheets, December 31, 1999 and 1998

         Statements of Operations for the years ended
           December 31, 1999, 1998 and 1997

         Statements of Partners' Capital for the years ended
           December 31, 1999, 1998 and 1997

         Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997

         Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The Partnership is a general partnership and has no directors or officers.

         For informational purposes only, certain information regarding LP Corp. and its directors and officers is set forth below.

         The names and titles of the directors and officers of LP Corp. as of March 30, 2000 are as follows:

Name                              Age      Office
----                              ---      ------

Peter D. Noris                     45      Director
Anthony C. Pasquale                53      Director
Joseph A. DeLuca                   54      President, Chief Executive Officer
                                           and Director
Thomas P. Kennedy                  43      Vice President
Linda M. Hart                      38      Vice President and Treasurer
Debra L. Keller                    42      Vice President and Assistant Treasurer
J. Mark Hillis                     36      Vice President
Michael L. Jacobson                46      Vice President
Bruce Polifka                      42      Vice President
Thomas A. McKean                   38      Secretary
Debbie J. Newmark                  33      Vice President and Assistant Secretary

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

         Mr. DeLuca has been the Director of Real Estate Investments for Equitable since June 1999, overseeing a portfolio of approximately $7 billion in real estate projects, equities, mortgages, CMBS, and REIT Securities. Mr. DeLuca's career in the real estate industry has spanned over 20 years including Division Executive of the Chase Real Estate Finance Group. He also previously served as the head of Real Estate Finance for Chemical Banking Corporation both prior to and subsequent to the merger of Chemical with the Manufacturers Hanover Corporation.

         Thomas P. Kennedy has been Vice President of the Managing General Partner since August 1999. Mr. Kennedy is a Principal of Lend Lease, where he is a portfolio manager in charge of Insurance Company Operations. Mr. Kennedy joined Equitable in 1982 and has held various management positions at Lend Lease throughout his career.

         Linda M. Hart has been Vice President and Treasurer of the Managing General Partner since September 1999. Ms. Hart is also a Principal of Lend Lease, where she is Senior Operating Officer for the Insurance Company and Debt Business Units. Ms. Hart joined Equitable in 1987 as a member of the finance department. Before she joined Equitable, she was employed by Price Waterhouse as a senior auditor.

         Debra L. Keller has been Vice President and Assistant Treasurer of the Managing General Partner since September 1999. Ms. Keller is a Vice President of Lend Lease, responsible for overseeing the accounting and financial reporting of one of five business units containing several equity real estate portfolios. Ms. Keller has been with Lend Lease since April 1986.

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

         Michael L. Jacobson has been Vice President of the Managing General Partner since 1997. Mr. Jacobson has been a Senior Vice President of Lend Lease since 1989, where he is responsible for overseeing fund and joint venture investments for certain Japanese accounts and Equitable's general account. Mr. Jacobson joined Equitable in 1976 in the accounting area and has held various management positions.

         Thomas A. McKean became Secretary of the Managing General Partner in early 1998. He has been a Vice President and Secretary of Lend Lease since January 1, 1999 and a member of the legal department at Lend Lease since January, 1993.

         Debbie J. Newmark has been Vice President and Assistant Secretary of the Managing General Partner since March 1998. Ms. Newmark joined Lend Lease in January 1998 as a Paralegal and was appointed Assistant Secretary in April, 1998.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Partnership has not issued any voting securities. There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in change in control of the Partnership. Certain information regarding ownership of BACs is set forth under Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Annual Report on Form 10-K of ML/EQ for the fiscal year ended December 31, 1999, which is filed as an exhibit to this annual report and incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       The following financial statements are filed with this report on the pages indicated:



                                                                           Page
EREIM LP ASSOCIATES
-------------------

      Independent Auditors' Report...........................................1

      Balance Sheets, December 31, 1999 and 1998.............................2

      Statements of Income for the years ended
        December 31, 1999, 1998 and 1997.....................................3

      Statements of Partners' Capital for the years ended
        December 31, 1999, 1998 and 1997.....................................4

      Statements of Cash Flows for the years ended
        December 31, 1999, 1998 and 1997.....................................5

      Notes to Financial Statements..........................................6

EML ASSOCIATES
--------------
                                                                           Page

      Independent Auditors' Report...........................................1

      Balance Sheets, December 31, 1999 and 1998.............................2

      Statements of Operations for the years ended
        December 31, 1999, 1998 and 1997.....................................3

      Statements of Partners' Capital for the years ended
        December 31, 1999, 1998 and 1997.....................................4

      Statements of Cash Flows for the years ended
        December 31, 1999, 1998 and 1997.....................................5

      Notes to Financial Statements..........................................7

         2. The following audited financial statement schedules are filed with this report on the pages indicated:

                                                                                           Page
                                                                                           ----
                  Supplemental Schedules:

                  Real Estate and Accumulated Depreciation as of December 31,
                    1999 and for the years ended December 31, 1999, 1998 and
                    1997 (Schedule III).................................................... 16

                  Mortgage Loans on Real Estate as of December 31, 1999 and for
                    the years ended December 31, 1999, 1998 and
                    1997 (Schedule IV)..................................................... 17

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

                  10.      Material Contracts.

                  (a) Purchase and Sale Agreement between EML Associates and The Rubenstein Company, L.P. dated April 21, 1999.

                  (b) Purchase and Sale Agreement between EML Associates and Income Growth Fund II, Inc. dated August 20, 1999.

                  (c) Real Estate Investment Advisory Agreement by and between EREIM Managers Corp. and Equitable Real Estate Investment Management, Inc. (currently ERE Yarmouth, Inc.) dated as of June 10, 1997 (incorporated by reference to Exhibit 10(a) to the 1998 10-K).

                  (d) Purchase and Sale Agreement by and between The Equitable Life Assurance Society of the United States and Talisman Brookdale L.L.C., dated September 2, 1997 (incorporated by reference to Exhibit 10(b) to the 1998 10-K).

                  (e) Purchase and Sale Agreement by and between EML Associates and SPP Real Estate (O'Hare), Inc., dated December 31, 1997 (incorporated by reference to
                           Exhibit 10(c) to the 1997 10-K).

                  (f) Form of Beneficial Assignee Certificate (incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

                  (g) Agreement Between General Partners of ML/EQ (incorporated by reference to Exhibit 10(c) to the 1987 10-K).


                  (h) Joint Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K).

                  (i) Investment Guaranty Agreement between the Venture and the Partnership (incorporated by reference to Exhibit 10(e) to the 1987 10-K).

                  (j) Assignment Agreement between ML/EQ and Venture (incorporated by reference to Exhibit 10(f) to the 1987 10-K).

                  (k) Keep Well Agreement between The Equitable Life Assurance Society of the United States and EREIM LP Corp. (incorporated by reference to Exhibit 10(g) to the 1987 10-K).

                  (l) Amended and Restated Agreement of General Partnership of EREIM LP Associates (incorporated by reference to Exhibit 10(h) to the 1987 10-K).

                  (m) Form of Participation Agreement between The Equitable Life Assurance Society of The United States and EML Associates dated September 27, 1988 (incorporated by reference to Exhibit No. 2 to Form 8-K dated September 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

                  (n) Note and Mortgage and Security Agreement dated January 31, 1989 relating to loan by EML to The Wilcon Company (incorporated by reference to Exhibit No. 4 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

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

                              EREIM LP ASSOCIATES
    Financial Statements as of December 31, 1999 and 1998, and for the Years Ended December 31, 1999, 1998, and 1997, and Independent Auditors' Report

EREIM LP ASSOCIATES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                                  PAGE

INDEPENDENT AUDITORS' REPORT                                                                                       1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999 AND 1998, AND FOR THE YEARS ENDED
   DECEMBER 31, 1999, 1998, AND 1997:

   Balance Sheets                                                                                                  2

   Statements of Income                                                                                            3

   Statements of Partners' Capital                                                                                 4

   Statements of Cash Flows                                                                                        5

   Notes to Financial Statements                                                                                   6

                          INDEPENDENT AUDITORS' REPORT


EREIM LP Associates:

     We have audited the accompanying balance sheets of EREIM LP Associates (the "Partnership") as of December 31, 1999 and 1998, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
Atlanta, Georgia


March 24, 2000

EREIM LP ASSOCIATES

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                    1999                       1998
ASSETS
Cash                                                             $    10,000              $    10,000
Guaranty fee receivable from affiliate (Notes 3 and 4)                26,317                  121,698
Investment in Joint Venture, at equity (Note 5)                   29,861,970               32,023,757
                                                                 -----------              -----------

                                                                 $29,898,287              $32,155,455
                                                                 ===========              ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Deferred guaranty fee (Notes 3 and 4)                          $   748,543                $ 998,058
  Due to affiliates                                                    3,471                      649
  Accrued liabilities                                                 10,532                   17,919
                                                                 -----------              -----------

      Total liabilities                                              762,546                1,016,626

PARTNERS' CAPITAL:
  General partners:
    Equitable                                                     29,559,387               31,695,037
    EREIM LP Corp.                                                  (423,646)                (556,208)
                                                                 -----------              -----------

      Total partners' capital                                     29,135,741               31,138,829
                                                                 -----------              -----------

                                                                 $29,898,287              $32,155,455
                                                                 ===========              ===========


See notes to financial statements.

EREIM LP ASSOCIATES

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                                        1999              1998           1997
REVENUE:
  Equity in net income (loss) of Joint Venture (Note 5)                $(2,161,787)     $1,186,498     $2,434,011
  Guaranty fee from affiliate (Notes 3 and 4)                              335,504         501,688        609,101
                                                                       -----------      ----------     ----------

      Total revenue                                                     (1,826,283)      1,688,186      3,043,112

EXPENSES:
  General and administrative                                                28,048          28,048         28,050
                                                                       -----------      ----------     ----------

      Total expenses                                                        28,048          28,048         28,050
                                                                       -----------      ----------     ----------

NET INCOME (LOSS)                                                      $(1,854,331)     $1,660,138     $3,015,062
                                                                       ===========      ==========     ==========


See notes to financial statements.

EREIM LP ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL
--------------------------------------------------------------------------------

                                                                              EREIM
                                                     EQUITABLE               LP CORP.                  TOTAL

BALANCE - December 31, 1996                        $   32,548,098         $     (985,337)        $   31,562,761

  Capital contributions                                    26,941                    272                 27,213
  Distributions to partners                            (3,781,800)              (400,400)            (4,182,200)
  Net income                                            2,381,901                633,161              3,015,062
                                                   --------------         --------------         --------------

BALANCE - December 31, 1997                            31,175,140               (752,304)            30,422,836

  Capital contributions                                    37,906                    383                 38,289
  Distributions to partners                              (664,875)              (317,559)              (982,434)
  Net income                                            1,146,866                513,272              1,660,138
                                                   --------------         --------------         --------------

BALANCE - December 31, 1998                            31,695,037               (556,208)            31,138,829

  Capital contributions                                    32,287                    326                 32,613
  Distributions to partners                                                     (181,370)              (181,370)
  Net income (loss)                                    (2,167,937)               313,606             (1,854,331)
                                                   --------------         --------------         --------------

BALANCE - December 31, 1999                        $   29,559,387         $     (423,646)        $   29,135,741
                                                   ==============         ==============         ==============


See notes to financial statements.

EREIM LP ASSOCIATES

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                                         1999                    1998                   1997

OPERATING ACTIVITIES:
  Net income (loss)                                                 $   (1,854,331)        $    1,660,138         $    3,015,062
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Equity in net (income) loss of Joint Venture                         2,161,787             (1,186,498)            (2,434,011)
    Distributions from Joint Venture                                            --                671,591              3,820,000
    Decrease in deferred guaranty fee                                     (249,515)              (249,514)              (249,514)
    Increase (decrease) in due to affiliates                                 2,822                 (9,941)                 5,330
    Increase (decrease) in accrued liabilities                              (7,387)                  (300)                (4,493)
    Decrease in guaranty fee receivable from
      affiliate                                                             95,381                 58,669                  2,613
                                                                    --------------         --------------         --------------

        Net cash provided by operating activities                          148,757                944,145              4,154,987

FINANCING ACTIVITIES:
  Contributions from partners                                               32,613                 38,289                 27,213
  Distributions to partners                                               (181,370)              (982,434)            (4,182,200)
                                                                    --------------         --------------         --------------

        Net cash used in financing activities                             (148,757)              (944,145)            (4,154,987)
                                                                    --------------         --------------         --------------

NET CHANGE IN CASH                                                              --                     --                     --

CASH:
  Beginning of year                                                         10,000                 10,000                 10,000
                                                                    --------------         --------------         --------------

  End of year                                                       $       10,000         $       10,000         $       10,000
                                                                    ==============         ==============         ==============


See notes to financial statements.

EREIM LP ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

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

      Reclassifications - Certain prior year amounts have been reclassified to conform with the 1999 presentation.

      Income Taxes - No provisions for income taxes have been made since all income and losses are allocated to the partners for inclusion in their respective tax returns.

3.    GUARANTY AGREEMENT

      The Partnership has entered into a guaranty agreement with the Venture to provide a minimum return to ML/EQ's limited partners on their capital contributions. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BAC"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1999, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

      The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. If there were no further distributions until December 31, 2002, the expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the guaranty agreement as of December 31, 1999, is limited to $73,813,456 plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to Equitable. Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due, provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) 2% of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law), or
      (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligations to make capital contributions to EREIM LP Corp. to pay its obligation with respect to the guaranty agreement.

      Capital contributions by the BAC Holders totaled $108,484,500. As of December 31, 1999, the cumulative 9.75% simple annual return was $111,468,412. As of December 31, 1999, cumulative distributions by ML/EQ to the BAC Holders totaled $146,139,456, of which $27,663,548 is attributable to income from operations and $118,475,908 is attributable to sales of Venture assets, principal payments on Mortgage Loans, and other capital events. To the extent that future cash distributions to the limited partners of ML/EQ are insufficient to meet the specified minimum return, any shortfall will be funded by the guaranty.

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

      On May 3, 1988, ML/EQ had its second and final investor closing. ML/EQ contributed $14,965,119 to the Venture. The Partnership contributed zero coupon mortgage notes to the Venture in the amount of $3,741,280 including accrued interest. The Venture purchased an additional $935,320 of zero coupon mortgage notes from Equitable to bring the total amount of zero coupon mortgage notes owned by the Venture to $33,053,870 including accrued interest as of the dates of acquisition. One of the zero notes was accounted for as a deed in lieu of foreclosure by the Venture on July 22, 1995. The remaining note was due on June 30, 1996. The borrower defaulted on its obligation to repay the loan, and the collateral, Brookdale Center, was transferred to Equitable and the Venture on December 16, 1996, as tenants in common, pursuant to a Chapter 11 bankruptcy plan of reorganization filed with the Bankruptcy court by the borrower.

      During 1999, the Venture consummated the sale of Richland Mall, 300 Delaware, and 16/18 Sentry Park West.


                                    SALES           COST TO             NET        GAIN (LOSS)
                                    PRICE             SELL            PROCEEDS       ON SALE
     Richland Mall              $ 9,010,000       $  291,894       $ 8,718,106     $   (71,562)
     300 Delaware                 8,750,000          322,273         8,427,727        (141,417)
     16/18 Sentry Park West      29,050,000          629,441        28,420,559       4,799,160
                                -----------       ----------       -----------     -----------
                                $46,810,000       $1,243,608       $45,566,392     $ 4,586,181
                                ===========       ==========       ===========     ===========

      During 1998, the Venture consummated the sale of 1200 Whipple Road, 1345 Doolittle Drive, and 1850 Westfork Drive. Relevant information is as follows:

                                             SALES              COST TO                 NET                GAIN (LOSS)
                                             PRICE               SELL                  PROCEEDS             ON SALE

      1200 Whipple Road
        and 1345 Doolittle Drive          $26,512,375          $413,288               $26,099,087          $ 8,543,703
      1850 Westfork Drive                   2,600,000           111,600                 2,488,400              (19,785)
      Other selling costs                                        22,227                                        (22,227)
                                          -----------          --------               -----------          -----------
                                          $29,112,375          $547,115               $28,587,487          $ 8,501,691
                                          ===========          ========               ===========          ===========

      During 1997, the Venture consummated the sale of Brookdale Center and the Chicago Industrial properties. Brookdale Center was sold for a cash price of $24,830,000, of which the Venture's portion was $17,793,352. Prior to the sale, the Venture held a 71.66% interest in Brookdale Center.

         PROPERTY                    SALES PRICE           COST TO SELL         NET PROCEEDS           GAIN ON SALE
         Brookdale Center           $17,793,352            $ 59,092              $17,734,260             $ 1,918,951
         Chicago Industrials          7,860,000             211,000                7,649,000               1,369,187
                                    -----------            --------              -----------             -----------
                                    $25,653,352            $270,092              $25,383,260             $ 3,288,138
                                    ===========            ========              ===========             ===========

      The financial position and results of operations of the Venture are summarized as follows:


SUMMARY OF FINANCIAL POSITION
DECEMBER 31, 1999 AND 1998:

                                                                       1999                    1998

      Assets:
        Rental properties, held for sale                           $ 21,814,303          $ 41,869,718
        Rental properties, net of $5,586,628 of
          accumulated depreciation in 1998                                   --            39,873,242
                                                                   ------------          ------------

            Total rental properties                                  21,814,303            81,742,960

        Mortgage loan receivable                                             --             6,000,000
        Cash and cash equivalents                                    11,470,313            10,677,613
        Accounts receivable and accrued investment income             3,037,159             2,892,290
        Deferred rent concessions                                       608,330               809,836
        Deferred leasing costs                                               --               302,184
        Prepaid expenses and other assets                               240,060               875,369
        Interest income receivable                                       49,198                84,220
                                                                   ------------          ------------

                                                                   $ 37,219,363          $103,384,472
                                                                   ============          ============

      Liabilities and equity:
        Accounts payable and accrued real estate expenses          $  1,057,511          $  1,691,368
        Accrued capital expenditures                                    198,189               788,395
        Security deposits and unearned rent                             454,055               343,922
        Joint venturers' equity                                      35,509,608           100,560,787
                                                                   ------------          ------------

                                                                   $ 37,219,363          $103,384,472
                                                                   ============          ============

      Partnership's share of Joint Venture equity                  $ 29,861,970          $ 32,023,757
                                                                   ============          ============

SUMMARY STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997:

                                                              1999                    1998                    1997

      Revenue:
        Rental income                                     $ 14,699,265           $ 19,974,688           $24,458,345
        Lease termination income                               248,989                 12,501               132,840
        Interest on loans receivable                            51,250                615,000               615,000
                                                          ------------           ------------           -----------

              Total revenue                                 14,999,504             20,602,189            25,206,185

      Operating expenses:
        Real estate operating expenses                       6,962,641              8,125,398             9,664,185
        Depreciation and amortization                          789,345              2,907,119             4,280,526
        Real estate taxes                                    1,812,913              1,867,477             3,076,092
        Property management fees                               328,644                434,224               554,471
        Loss on write-down of real estate assets            21,020,338             10,243,677
        General and administrative                             101,822                101,975                   847
                                                          ------------           ------------           -----------

              Total operating expenses                      31,015,703             23,679,870            17,576,121
                                                          ------------           ------------           -----------

      Income (loss) from operations                        (16,016,199)            (3,077,681)            7,630,064

      Other income:
        Gain on sale of real estate                          4,586,181              8,501,691             3,288,138
        Interest and other nonoperating income                 621,089                508,478             1,251,852
                                                          ------------           ------------           -----------

              Total other income                             5,207,270              9,010,169             4,539,990
                                                          ------------           ------------           -----------

              Net income (loss)                           $(10,808,929)          $  5,932,488           $12,170,054
                                                          ============           ============           ===========

      Partnership's share of equity in net
        income (loss) of Joint Venture                    $ (2,161,787)          $  1,186,498           $ 2,434,011
                                                          ============           ============           ===========

6.    TAXABLE NET INCOME AND TAX NET WORTH

      The following is a reconciliation of the Partnership's financial net income to taxable net income and a reconciliation of partner's capital for financial reporting purposes to net worth on a tax basis:


                                                                           DECEMBER 31,
                                                    -----------------------------------------------------------
                                                         1999                   1998                    1997
      Financial net income (loss)                   $ (1,854,331)          $  1,660,138           $  3,015,062
      Book to tax difference on guaranty
        fee income                                      (249,514)              (249,514)              (249,514)
      Net book to tax difference from
        Joint Venture                                  3,100,803                324,832               (434,021)
                                                    ------------           ------------           ------------

            Taxable net income                      $    996,958           $  1,735,456           $  2,331,527
                                                    ============           ============           ============

      Capital balance, financial reporting          $ 29,135,741           $ 31,138,829           $ 30,422,836
      Cumulative book to tax difference on
        guaranty fee income                              (66,649)               182,865                432,379
      Cumulative book to tax income
        differences from Joint Venture                 3,260,026                159,223               (165,609)
                                                    ------------           ------------           ------------

            Net worth, tax basis                    $ 32,329,118           $ 31,480,917           $ 30,689,606
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

      The Plaintiffs purport to sue on behalf of a class of all limited partners of ML/EQ who purportedly have been or will be adversely affected by the conduct of the defendants. The complaints filed in 1997 alleged that the defendants have caused the Venture to accumulate excessive cash rather than distribute it to the limited partners, and that defendants' motive in so doing was (i) to manipulate ML/EQ's cash flow so as to limit certain defendants' exposure under the guarantee agreement and (ii) to secure for certain defendants additional fees. The complaint also alleges that defendants have utilized the Venture to provide liquidity for illiquid assets and to acquire and continue to hold under-performing properties. The complaint purports to state claims for breach of fiduciary duties, breach of contract, and aiding and abetting breach of fiduciary duties. The complaint requests, among other things, money damages in an unspecified amount and orders that defendants distribute to the purported class the cash which defendants have allegedly wrongfully failed to distribute and disgorge all earnings, profits, interests, and other benefits, which they have realized on account of their allegedly wrongful conduct. The Partnership intends to defend vigorously against these claims.

     In August 1999, Plaintiffs filed an amended complaint alleging that, in addition to the allegations made previously, certain distributions from ML/EQ were improperly characterized as a sale or financing proceeds rather than distributable cash. Defendants answered the complaint, denying any wrongdoing, and filed a motion to dismiss the amended complaint on statute of limitation grounds. The court granted in part, and denied in part, defendants' motion to dismiss the amended complaint. Plaintiff's claim that the defendants failed to distribute cash and part of the plaintiff's mischaracterization claim remain in this case. Plaintiff filed a motion for reconsideration. Although the outcome of any litigation cannot be predicted with certainty, the Partnership's management believes that the ultimate resolution of the litigation will not have a material adverse effect on the financial condition of the Partnership.

                                 EML ASSOCIATES
    Financial Statements as of December 31, 1999 and 1998, and for the Years
     Ended December 31, 1999, 1998, and 1997, Supplemental Schedules as of December 31, 1999, and for the Years Ended December 31, 1999, 1998, and
                     1997, and Independent Auditors' Report

EML ASSOCIATES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                                 PAGE

INDEPENDENT AUDITORS' REPORT                                                                                       1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999 AND 1998, AND FOR THE YEARS ENDED
   DECEMBER 31, 1999, 1998, AND 1997:

   Balance Sheets                                                                                                  2

   Statements of Operations                                                                                        3

   Statements of Partners' Capital                                                                                 4

   Statements of Cash Flows                                                                                        5

   Notes to Financial Statements                                                                                   7

SUPPLEMENTAL SCHEDULES AS OF DECEMBER 31, 1999
   AND FOR THE YEARS ENDED DECEMBER 31, 1999, 1998,
   AND 1997:

   Schedule III - Real Estate Held for Investment and Accumulated Depreciation                                    16

   Schedule IV - Mortgage Loans on Real Estate                                                                    17

                          INDEPENDENT AUDITORS' REPORT


EML Associates:

         We have audited the accompanying balance sheets of EML Associates (the "Venture") as of December 31, 1999 and 1998 and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Venture at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

         Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements. These schedules are the responsibility of the Venture's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


/s/ Deloitte & Touche LLP
Atlanta, Georgia


March 24, 2000

EML ASSOCIATES

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


ASSETS                                                                  1999                  1998
                                                                    --------------        --------------
REAL ESTATE INVESTMENTS:
  Rental properties, held for sale (Note 4)                         $   21,814,303        $   41,869,718
  Rental properties, net of accumulated depreciation  (Note 3)                                39,873,242
  Mortgage loan receivable (Note 6)                                                            6,000,000
                                                                    --------------        --------------

      Total real estate investments                                     21,814,303            87,742,960

OTHER ASSETS:
  Cash and cash equivalents                                             11,470,313            10,677,613
  Accounts receivable and accrued investment income,
    net of allowance for doubtful accounts of $727,534
    in 1999 and $598,018 in 1998                                         3,037,159             2,892,290
  Deferred rent concessions                                                608,330               809,836
  Deferred leasing costs, net of accumulated amortization
    of $137,636 in 1998                                                                          302,184
  Prepaid expenses and other assets                                        240,060               875,369
  Interest income receivable                                                49,198                84,220
                                                                    --------------        --------------

      Total other assets                                                15,405,060            15,641,512
                                                                    --------------        --------------

                                                                    $   37,219,363        $  103,384,472
                                                                    ==============        ==============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued real estate expenses                 $    1,057,511        $    1,691,368
  Accrued capital expenditures                                             198,189               788,395
  Security deposits and unearned rent                                      454,055               343,922
                                                                    --------------        --------------

      Total liabilities                                                  1,709,755             2,823,685

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL                                                       35,509,608           100,560,787
                                                                    --------------        --------------

                                                                    $   37,219,363        $  103,384,472
                                                                    ==============        ==============

See notes to financial statements.

EML ASSOCIATES

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                             1999                    1998                  1997
                                                         --------------         --------------        --------------

REVENUE:
  Rental income (Note 9)                                 $   14,699,265         $   19,974,688        $   24,458,345
  Lease termination income                                      248,989                 12,501               132,840
  Interest on loans receivable (Note 6)                          51,250                615,000               615,000
                                                         --------------         --------------        --------------

      Total revenue                                          14,999,504             20,602,189            25,206,185

OPERATING EXPENSES:
  Real estate operating expenses                              6,962,641              8,125,398             9,664,185
  Depreciation and amortization                                 789,345              2,907,119             4,280,526
  Real estate taxes                                           1,812,913              1,867,477             3,076,092
  Property management fees (Note 8)                             328,644                434,224               554,471
  Loss on write-down of real estate assets (Note 4)          21,020,338             10,243,677
  General and administrative                                    101,822                101,975                   847
                                                         --------------         --------------        --------------

      Total operating expenses                               31,015,703             23,679,870            17,576,121
                                                         --------------         --------------        --------------

INCOME (LOSS) FROM OPERATIONS                               (16,016,199)            (3,077,681)            7,630,064

OTHER INCOME:
  Gain on sale of real estate (Note 3)                        4,586,181              8,501,691             3,288,138
  Interest and other nonoperating income                        621,089                508,478             1,251,852
                                                         --------------         --------------        --------------

      Total other income                                      5,207,270              9,010,169             4,539,990
                                                         --------------         --------------        --------------

NET INCOME (LOSS)                                        $  (10,808,929)        $    5,932,488        $   12,170,054
                                                         ==============         ==============        ==============

See notes to financial statements.

EML ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL
--------------------------------------------------------------------------------


                                                                           ML/EQ
                                                   EREIM LP             Real Estate
                                                  ASSOCIATES           PORTFOLIO, L.P.             TOTAL

BALANCE - December 31, 1996                     $   32,894,839         $  131,579,355         $  164,474,194

  Net income                                         2,434,011              9,736,043             12,170,054
  Cash distributions                                (3,820,000)           (34,462,974)           (38,282,974)
                                                --------------         --------------         --------------

BALANCE - December 31, 1997                         31,508,850            106,852,424            138,361,274

  Net income                                         1,186,498              4,745,990              5,932,488
  Cash distributions                                  (671,591)           (43,061,384)           (43,732,975)
                                                --------------         --------------         --------------

BALANCE - December 31, 1998                         32,023,757             68,537,030            100,560,787

  Net loss                                          (2,161,787)            (8,647,142)           (10,808,929)
  Cash distributions                                                      (54,242,250)           (54,242,250)
                                                --------------          -------------         --------------

BALANCE - December 31, 1999                     $   29,861,970         $    5,647,638         $   35,509,608
                                                ==============         ==============         ==============

See notes to financial statements.

EML ASSOCIATES

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


                                                         1999              1998              1997

OPERATING ACTIVITIES:
  Tenant rentals received                           $ 14,612,514      $ 20,321,183      $ 24,621,341
  Interest received                                      707,361         1,139,106         1,878,138
                                                    ------------      ------------      ------------
      Cash received from operations                   15,319,875        21,460,289        26,499,479

  Cash paid for operating activities                  (9,204,568)      (10,643,045)      (13,875,961)
                                                    ------------      ------------      ------------

      Net cash provided by operating activities        6,115,307        10,817,244        12,623,518

INVESTING ACTIVITIES:
  Net proceeds from sales of real estate              45,566,392        28,587,487        25,383,260
  Repayment of mortgage loan receivable                6,000,000
  Purchases and additions to rental properties        (2,603,006)       (3,966,097)       (5,157,525)
  Expenditures for deferred leasing costs                (43,743)         (310,643)         (613,395)
                                                    ------------      ------------      ------------

      Net cash provided by investing activities       48,919,643        24,310,747        19,612,340

FINANCING ACTIVITIES - Cash distributions
  to General Partners                                (54,242,250)      (43,732,975)      (38,282,974)
                                                    ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            792,700        (8,604,984)       (6,047,116)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                   10,677,613        19,282,597        25,329,713
                                                    ------------      ------------      ------------

  End of year                                       $ 11,470,313      $ 10,677,613      $ 19,282,597
                                                    ============      ============      ============

                                                                     (continued)

EML ASSOCIATES

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


                                                                 1999              1998              1997

RECONCILIATION OF NET INCOME (LOSS) TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                                         $(10,808,929)     $  5,932,488      $ 12,170,054
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                789,345         2,907,119         4,280,526
    Loss on write-down on real estate assets                  21,020,338        10,243,677
    Gain on sale of real estate                               (4,586,181)       (8,501,691)       (3,288,138)
    Changes in assets decrease (increase):
      Interest receivable                                         35,022            15,628            11,286
      Accounts receivable and accrued investment income         (144,869)          471,926            28,043
      Prepaid expenses and other assets                          635,309           (67,773)         (123,676)
      Deferred rent concessions                                 (301,004)          201,692          (155,855)
    Changes in liabilities increase (decrease):
      Accounts payable and accrued real estate expenses         (633,857)          (46,198)         (456,690)
      Security deposits and unearned rent                        110,133          (339,624)          157,968
                                                            ------------      ------------      ------------
        Total adjustments                                     16,924,236         4,884,756           453,464
                                                            ------------      ------------      ------------

        Net cash provided by operating activities           $  6,115,307      $ 10,817,244      $ 12,623,518
                                                            ============      ============      ============

SUPPLEMENTAL INFORMATION REGARDING NONCASH INVESTING ACTIVITIES:
  The Venture accrued $198,189 and $788,395 in capital expenditures that were not paid before December 31, 1999 and 1998, respectively.


See notes to financial statements.                                   (Concluded)

EML ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


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

         Pro-rata Consolidation - The Venture's investment in Northland Center and Brookdale Center represent a tenant in common interest with Equitable. These investments are reflected using the proportionate consolidation method in accordance with standard industry practice.

         Rental Properties - At December 31, 1998, rental properties were stated at cost. Cost was allocated between land and buildings based upon preacquisition appraisals of each property. Impairment was determined by calculating the sum of the estimated undiscounted future cash flows including the projected undiscounted future net proceeds from sale of property. In the event such sum was less than the depreciated cost of the property, the property was written down to estimated fair market value.

         Rental Properties Held for Sale - Rental properties are classified as held for sale when management, having authority to approve the action, commits to a plan to sell rental properties and all of the criteria for classifiying such properties as held for sale in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, have been met. Individual real estate properties held for sale, including deferred leasing costs and deferred rent concessions, are recorded at lower of cost or estimated fair market value, less estimated costs to sell. Depreciation is not recorded for properties classified as held for sale.

         Depreciation - Depreciation of buildings and building improvements is provided using the straight-line method over estimated useful lives of five to forty years. Tenant improvements are amortized using the straight-line method over the life of the related lease.

         Rental Income - Rental income is recognized on a straight-line basis over the terms of the leases.

         Deferred Rent Concessions - Deferred rent concessions include the excess of straight-line minimum base rentals over contractual minimum base rentals.

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

         Reclassifications - Certain prior year amounts have been reclassified to conform with the 1999 presentation.

         Fair Value of Financial Instruments - Management has reviewed the various assets and liabilities of the Venture and has concluded that the estimated fair market value of the Venture's financial instruments, including the mortgage loan receivable, have terms such that the carrying value approximates the estimated fair market value.

3.       RENTAL PROPERTIES

         As of December 31, 1999 , the Venture's total rental properties consisted of the following:

                                                                RENTABLE
                                                               SQUARE FEET  PERCENTAGE
                                                               (UNAUDITED)    LEASED
        RETAIL
          Northland Center*      Southfield, Michigan            558,279        56%

* See Note 4, rental properties held for sale

         The costs related to the rental properties held for investment at December 31, 1998 are summarized below.


         Land                                         $  7,424,476
         Buildings and improvements                     38,035,394
                                                      ------------
             Total                                      45,459,870
         Accumulated depreciation                       (5,586,628)
                                                      ------------
            Net rental properties                     $ 39,873,242
                                                      ============

         Retail                                       $ 45,459,870
         Accumulated depreciation                       (5,586,628)
                                                      ------------
            Net rental properties                     $ 39,873,242
                                                      ============



         During 1999, the Venture consummated the sale of Richland Mall, 300 Delaware and 16/18 Sentry Park West.


                                                                                                   GAIN (LOSS)
         PROPERTY                              SALES PRICE      COST TO SELL     NET PROCEEDS        ON SALE

         Richland Mall                         $ 9,010,000      $   291,894      $ 8,718,106      $   (71,562)
         300 Delaware                            8,750,000          322,273        8,427,727         (141,417)
         16/18 Sentry Park West                 29,050,000          629,441       28,420,559        4,799,160
                                               -----------      -----------      -----------      -----------
                                               $46,810,000      $ 1,243,608      $45,566,392      $ 4,586,181
                                               ===========      ===========      ===========      ===========

         During 1998, the Venture consummated the sale of 1200 Whipple Road, 1345 Doolittle Drive, and 1850 Westfork Drive. Relevant information related to these transactions is as follows:

                                                                                                      GAIN (LOSS)
         PROPERTY                               SALES PRICE      COST TO SELL       NET PROCEEDS       ON SALE

         1200 Whipple Road and
           1345 Doolittle Drive                 $26,512,375      $    413,288       $26,099,087      $ 8,543,703
         1850 Westfork Drive                      2,600,000           111,600         2,488,400          (19,785)
         Other Selling Costs                                           22,227                            (22,227)
                                                -----------      ------------       -----------      -----------
                                                $29,112,375      $    547,115       $28,587,487      $ 8,501,691
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

         PROPERTY                 SALES PRICE      COST TO SELL     NET PROCEEDS     GAIN ON SALE

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
                                  ===========      ===========      ===========      ==========

4.    RENTAL PROPERTIES HELD FOR SALE

      At December 31, 1999, Northland Center is classified as held for sale. The carrying value of Northland Center was adjusted to the lower of cost or estimated net realizable value, resulting in a loss of $18,905,658 in 1999. Prior to being sold in 1999 (see Note 3), 300 Delaware was adjusted to the lower of cost or estimated net realizable value, resulting in a loss of $2,114,680.

      At December 31, 1998, Richland Mall, 300 Delaware, and 16/18 Sentry Park West properties were classified as held for sale. The carrying values of Richland Mall and 300 Delaware were adjusted to the lower of cost or estimated net realizable value, resulting in losses of $5,155,515 and $4,438,162, respectively, recorded during 1998.

      Rental properties held for sale consists of the following at December 31, 1999 and 1998.


  Retail                                    $ 21,814,303        $  8,736,450
  Office                                                          10,235,545
  Industrial                                                      22,897,723
                                            ------------        ------------
  Total                                     $ 21,814,303        $ 41,869,718
                                            ============        ============


5.    ZERO COUPON MORTGAGE NOTES RECEIVABLE

      Brookdale Center

      The Venture held a 71.66% participation interest in a zero coupon mortgage note. The property which secured this first mortgage note is Brookdale Center, located outside Minneapolis, Minnesota. The borrower was Midwest Real Estate Shopping Center L.P. ("Midwest"), a publicly traded limited partnership (formerly Equitable Real Estate Shopping Centers, L.P.).

      On December 16, 1996, Brookdale Center was transferred to the Venture and Equitable, as tenants in common. Following the transfer, Brookdale Center was reclassified from zero coupon mortgage note receivable to rental properties, and income and expenses were recorded from that date. In November 1997, the Venture sold Brookdale Center to Talisman Brookdale L.L.C. for $24,830,000 of which the Venture's portion was approximately $17,793,000.

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

6.    MORTGAGE LOAN RECEIVABLE

      In 1989, the Venture made a $6,000,000 nonrecourse first mortgage loan bearing interest at 10.25% per annum. The loan was collateralized by an apartment complex in Weston, Massachusetts. This note was paid in full on February 1, 1999.

7.    GUARANTY AGREEMENT

      EREIM LP Associates has entered into a guaranty agreement with the Venture to provide a minimum return to ML/EQ's limited partners on their capital contributions. The Venture has assigned its rights under the guaranty agreement to ML/EQ. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions to the limited partners of ML/EQ, will enable ML/EQ to provide their limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions, calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). The BACs evidence the economic rights attributable to limited partnership interests in ML/EQ. Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through December 31, 1999 , resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture. The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture and is also subject to certain other limitations set forth in ML/EQ's prospectus. If there were no further distributions until December 31, 2002, the expiration of the term of ML/EQ, the maximum liability of EREIM LP Associates under the guaranty agreement as of December 31, 1999 would be limited to $73,813,456, plus the value of EREIM LP Associates' interest in the Venture less any amounts contributed by EREIM LP Associates to the Venture to fund cash deficits.

      Capital contributions by the BAC holders totaled $108,484,500. As of December 31, 1999, the cumulative 9.75% simple annual return was $111,468,412. As of December 31, 1999, cumulative distributions by ML/EQ to the BAC holders totaled $146,139,456, of which $27,663,548 is attributable to income from operations and $118,475,908 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum.

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

8.    PROPERTY MANAGEMENT FEES

      Properties are managed and leased by third-party managing and leasing agents, including Compass Management and Leasing, Inc. ("Compass") and ERE Yarmouth Retail, Inc. ("Retail"), which were affiliates of Lend Lease. As discussed in Note 1, until June 10, 1997, ERE, the predecessor company to Lend Lease, was an affiliate of Equitable. Property management fees are generally established at specified percentages of 1% to 5% of the gross receipts of the properties as defined in the management agreements. On September 30, 1998, Compass and Retail were sold to LaSalle Partners Incorporated ("LaSalle"). Compass and Retail earned approximately $292,713 and $396,440 in property management fees for properties managed for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively.

      Leasing commissions are based on a percentage of the rent payable during the term of the lease as specified in each lease agreement. Leasing commissions paid by the Venture to Compass and Retail were $58,698 and $276,314 for the nine months ended September 30, 1998 and the year ended December 31, 1997. Leasing commissions are capitalized in deferred leasing costs on the balance sheet or expensed in real estate operating expenses on the statement of operations in accordance with the Venture's capitalization policy. The Venture has reimbursed Compass and Retail for payroll incurred of $1,321,615 and $1,785,133 for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively. Payroll reimbursements are included in real estate operating expenses on the statement of operations. Additionally, the Venture paid construction management fees to Compass and Retail of $11,829 for the year ended December 31, 1997. The construction management fees were capitalized as a portion of the construction projects to which they related.

9.    LEASES

      Future minimum rentals to be received for the properties under noncancelable operating leases in effect as of December 31, 1999 are as follows:

        YEAR ENDING
        December 31,

            2000                                                $  3,678,152
            2001                                                   3,386,857
            2002                                                   2,947,740
            2003                                                   2,355,069
            2004                                                   2,129,480
            Thereafter                                             5,368,201
                                                                ------------
                  Total                                         $ 19,865,499
                                                                ============


      In addition to the minimum lease amounts, certain leases provide for escalation charges to tenants for common area maintenance and real estate taxes. The amount of escalation charges included in rental income totaled $6,036,240, $6,948,710, and $9,172,055, for the years ended December 31,
      1999, 1998, and 1997, respectively.

      In the case of retail tenants, certain leases provide for percentage rents. Contingent rentals which include percentage rents included in rental income for the years ended December 31, 1999, 1998, and 1997 totaled $448,308, $532,987, and $621,290, respectively.

      Information with respect to significant individual leases is as follows:

      - Hudson's Department Store, J.C. Penney, and Target operate stores at Northland Center and each contributes common area maintenance payments for operating expenses and real estate taxes under separate agreements. These stores, covering 511,509 square feet, 283,534 square feet, and 117,000 square feet, respectively, are not included in the gross leasable area of the mall.

10.   SEGMENT REPORTING

      The Venture owns or has owned real estate investments in the retail, office, and industrial sectors, and mortgage loan investments. Revenues, depreciation and amortization, loss on write-down of assets, net income
      (loss), identifiable assets, and capital expenditures are as follows:


                                                                       MORTGAGE         CORPORATE/
                            RETAIL         OFFICE      INDUSTRIAL        LOANS            OTHER        TOTAL

Revenues
         1999           $ 10,644,097   $  4,276,899   $     27,258   $     51,250                  $ 14,999,504
         1998             12,459,404      5,421,059      2,106,726        615,000                    20,602,189
         1997             16,640,481      4,561,285      3,389,419        615,000                    25,206,185

DEPRECIATION AND AMORTIZATION
         1999                789,345                                                                    789,345
         1998              1,752,972        872,064        282,083                                    2,907,119
         1997              2,060,390      1,502,864        717,272                                    4,280,526

LOSS ON WRITE-DOWN OF ASSETS
         1999             18,905,658      2,114,680                                                  21,020,338
         1998              5,155,515      4,438,162        650,000                                   10,243,677
         1997

NET INCOME (LOSS)
         1999            (16,338,003)     5,081,542         27,715         51,250    $   368,567    (10,808,929)
         1998             (1,604,845)    (2,550,793)     9,174,617        615,000        298,509      5,932,488
         1997              6,446,193        512,146      3,468,153        615,000      1,128,562     12,170,054

IDENTIFIABLE ASSETS
         1999             26,162,056         11,590                                   11,045,717     37,219,363
         1998             53,639,378     34,106,638         73,906      6,000,000      9,564,550    103,384,472
         1997             59,299,579     37,123,336     21,325,610      6,000,000     18,600,087    142,348,612

CAPITAL EXPENDITURES
         1999              1,333,880        722,663                                                   2,056,543
         1998                902,537      2,572,687         23,685                                    3,498,909
         1997              4,014,796      2,106,168         95,386                                    6,216,350



      Mortgage loans transferred to the retail segment were transferred at the lower of cost or market value at such time that the Venture gained control of the underlying asset.

11.   SUBSEQUENT EVENT

      On February 25, 2000, J.C. Penney announced that they would be closing 45 unprofitable department stores in their chain. On March 9, 2000, J.C. Penney provided a list of the stores that they intend to close. Included on that list was the Northland Center store, which is scheduled to be closed on June 1, 2000. J.C. Penney currently occupies 283,534 square feet at Northland Center and leases the building from a third party and ground leases the underlying land from another third party. Their lease expires on May 31, 2005, but their operating agreement expired in 1997. J.C. Penney is contractually obligated to pay rent and reimbursements through the end of their lease term. Future minimum rentals in effect as of December 31, 1999 for J.C. Penney included in Note 9 are as follows:
      $64,495 in each of the years 2000 through 2004 and $26,873 thereafter. There are a number of tenants in Northland Center who have co-tenancy clauses in their leases that entitle them to terminate their respective leases or convert to percentage rent in the event that one or more anchor tenants vacate and/or the space remains vacant for a specified period of time. The anticipated closure of J.C. Penney on June 1, 2000 may trigger such clauses in the future and negatively impact the performance of Northland Center.

                                SUPPLEMENTAL SCHEDULES

                          (See Independent Auditors' Report)

EML ASSOCIATES

SCHEDULE OF REAL ESTATE HELD FOR INVESTMENT AND
ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999 AND
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


RECONCILIATION OF BEGINNING AND ENDING
BALANCES                                                      1999                    1998                    1997

      Rental Properties:
        Balance at beginning of year                      $ 45,459,870           $ 127,606,639           $ 145,197,804
        Properties reclassified to held for sale           (46,750,007)            (61,522,516)                     --
        Cost of real estate sold                                    --             (23,812,519)            (23,154,113)
        Improvements                                         1,290,137               3,188,266               5,562,948
                                                          ------------           -------------           -------------

        Balance at end of year                            $         --           $  45,459,870           $ 127,606,639
                                                          ============           =============           =============

      Accumulated Depreciation:
        Balance at beginning of year                      $  5,586,628           $  18,371,261           $  15,886,436
        Depreciation for year                                  789,345               2,736,046               2,484,825
        Real estate sold                                            --              (4,283,456)                     --
        Properties reclassified to held for sale            (6,375,973)            (11,237,223)                     --
                                                          ------------           -------------           -------------

        Balance at end of year                            $         --           $   5,586,628           $  18,371,261
                                                          ============           =============           =============

EML ASSOCIATES

SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1999 AND FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------



                                                         1999                    1998                  1997

Balance at beginning of year                          $ 6,000,000            $ 6,000,000         $ 6,000,000
Repayment                                              (6,000,000)                    --                  --
                                                      -----------            -----------         -----------
Balance at end of year                             (a)$         0            $ 6,000,000         $ 6,000,000
                                                      ===========            ===========         ===========










NOTES:

(a)      This loan matured and was paid in full on February 1, 1999.

                                   SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.

                                    EREIM LP ASSOCIATES

                                    By:   EREIM LP CORP.
                                          (General Partner)


                                    By: /s/Joseph A. DeLuca
                                        ---------------------------------------
                                        JOSEPH A. DELUCA
                                        President, Chief Executive Officer and
                                        Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.


                                    /S/ Joseph A. DeLuca
                                    --------------------
                                    JOSEPH A. DELUCA
                                    President, Chief Executive Officer and
                                    Director of EREIM LP CORP.
                                    (Principal Executive Officer)]


                                     /s/Linda M. Hart
                                    -------------------------------------------
                                    LINDA M. HART
                                    Vice President and Treasurer of
                                    EREIM LP CORP. (principal financial
                                    officer)


                                    /S/ PETER D. NORIS
                                    -------------------------------------------
                                    PETER D. NORIS
                                    Director of EREIM LP CORP.


                                    /S/ ANTHONY C. PASQUALE
                                    -------------------------------------------
                                    ANTHONY C. PASQUALE
                                    Director of EREIM LP CORP.

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

10.  Material Contracts.

         (a) Purchase and Sale Agreement between EML Associates and The Rubenstein Company, L.P. dated April 21, 1999.

         (b) Purchase and Sale Agreement between EML Associates and Income Growth Fund II, Inc. dated August 20, 1999.

         (c) Real Estate Investment Advisory Agreement by and between EREIM Managers Corp. and Equitable Real Estate Investment Management, Inc. (currently ERE Yarmouth, Inc.) dated as of June 10, 1997 (incorporated by reference to Exhibit 10(a) to the 1998 10-K).

         (d) Purchase and Sale Agreement by and between The Equitable Life Assurance Society of the United States and Talisman Brookdale L.L.C., dated September 2, 1997 (incorporated by reference to
                  Exhibit 10(b) to the 1998 10-K).

         (e) Purchase and Sale Agreement by and between EML Associates and SPP Real Estate (O'Hare), Inc., dated December 31, 1997 (incorporated by reference to Exhibit 10(c) to the 1997 10-K).

         (f) Form of Beneficial Assignee Certificate (incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registration Statement of the Partnership (File No. 33-11064)).

         (g) Agreement Between General Partners of ML/EQ (incorporated by reference to Exhibit 10(c) to the 1987 10-K).

         (h) Joint Venture Agreement of EML Associates (incorporated by reference to Exhibit 10(d) to the 1987 10-K).

         (i) Investment Guaranty Agreement between the Venture and the Partnership (incorporated by reference to Exhibit 10(e) to the 1987 10-K).

         (j) Assignment Agreement between ML/EQ and Venture (incorporated by reference to Exhibit 10(f) to the 1987 10-K).

         (k) Keep Well Agreement between The Equitable Life Assurance Society of the United States and EREIM LP Corp. (incorporated by reference to Exhibit 10(g) to the 1987 10-K).

         (l) Amended and Restated Agreement of General Partnership of EREIM LP Associates (incorporated by reference to Exhibit 10(h) to the 1987 10-K).

         (m) Form of Participation Agreement between The Equitable Life Assurance Society of The United States and EML Associates dated September 27, 1988 (incorporated by reference to Exhibit No. 2 to Form 8-K dated September 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

         (n) Note and Mortgage and Security Agreement dated January 31, 1989 relating to loan by EML to The Wilcon Company (incorporated by reference to Exhibit No. 4 to Form 8-K dated December 27, 1988 of ML/EQ Real Estate Portfolio, L.P. (File No. 33-11064)).

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

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