Form 10-Q
period 2000-03-31
EREIM LP ASSOCIATES
filed 2000-05-15
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


  (Mark One)

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2000

                                       OR

            [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ______________________

                        Commission file number 33-11064


                              EREIM LP Associates.
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

                              EREIM LP ASSOCIATES

                                    CONTENTS


PART  I - FINANCIAL INFORMATION

                Item 1 - Financial statements:

                                Balance sheets at March 31, 2000 and
                                  December 31, 1999
                                Statements of operations for the three
                                 months ended March 31, 2000 and 1999
                                Statement of partners' capital for the three
                                  months ended March 31, 2000
                                Statements of cash flows for the three months
                                  ended March 31, 2000 and 1999
                                Notes to financial statements

                Item 2 - Management's Discussion and Analysis of Financial
                                Condition and Results of Operations


PART II - OTHER INFORMATION

                Items 1 through 6
                Signatures

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                              EREIM LP ASSOCIATES
                                 BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                  (unaudited)

                                                    March 31,             December 31,
ASSETS                                                 2000                  1999
------                                             -----------           -------------
       Cash                                             10,000                  10,000
       Guaranty receivable from affiliate                   --                  26,317
       Investment in EML Associates, at equity      29,717,685              29,861,970
                                                   -----------             -----------
TOTAL ASSETS                                       $29,727,685             $29,898,287
                                                   ===========             ===========

LIABILITIES AND PARTNERS' CAPITAL

       Deferred guaranty fee                       $   686,164             $   748,543
       Due to affiliates                                 4,620                   3,471
       Accrued liabilities                              16,395                  10,532
                                                   -----------             -----------

         Total liabilities                             707,179                 762,546

       Equitable                                    29,409,603              29,559,387
       EREIM LP Corp.                                 (389,097)               (423,646)
                                                   -----------             -----------
            Total partners' capital                 29,020,506              29,135,741
                                                   -----------             -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL            $29,727,685             $29,898,287
                                                   ===========             ===========

                       See notes to financial statements.

                              EREIM LP ASSOCIATES
                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (unaudited)

                                                                      For the Three Months
                                                                         Ended March 31,
                                                              --------------------------------
                                                                 2000                    1999
                                                              ---------               --------
REVENUE:

       Loss in equity of EML Associates                      $(144,285)              $(146,584)
       Guaranty revenue (ML/EQ)                                 64,886                  95,935
                                                             ---------               ---------
            Total revenue                                      (79,399)                (50,649)
                                                             ---------               ---------

EXPENSES:

       General and administrative                                7,012                   7,012
                                                             ---------               ---------
            Total expenses                                       7,012                   7,012
                                                             ---------               ---------

NET LOSS                                                     $ (86,411)              $ (57,661)
                                                             =========               =========

                       See notes to financial statements

                              EREIM LP ASSOCIATES
                         STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (unaudited)

                                                          EREIM LP
                                          Equitable          Corp.          Total
                                         ------------    -------------   ----------
Balance, December 31, 1999               $29,559,387     $  (423,646)    $29,135,741

Net income (loss)                           (149,784)         63,373         (86,411)

Distributions to partners                         --         (28,824)        (28,824)
                                         -----------     -----------     -----------

Balance, March 31, 2000                  $29,409,603     $  (389,097)    $29,020,506
                                         ===========     ===========     ===========


                       See notes to financial statements.

                              EREIM LP ASSOCIATES
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (unaudited)

                                                                         March 31,               March 31,
                                                                           2000                    1999
                                                                        ----------              ----------
OPERATING ACTIVITIES:

       Net loss                                                         $  (86,411)             $  (57,661)
                                                                        ----------              ----------

 Adjustments to reconcile net loss to
        net cash provided by operating activities:

        Equity in net loss of EML Associates                               144,285                 146,584
        Decrease in deferred guaranty fee                                  (62,379)                (62,379)
        Increase in due to affiliates                                        1,149                   9,925
        Increase (decrease) in accrued liabilities                           5,863                  (2,913)
        Decrease in guaranty fee receivable from affiliate                  26,317                  90,649
                                                                        ----------              ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   28,824                 124,205
                                                                        ----------              ----------

FINANCING ACTIVITIES:

       Distributions to partners                                           (28,824)               (124,205)
                                                                        ----------              ----------

NET CASH USED IN FINANCING ACTIVITIES                                      (28,824)               (124,205)
                                                                        ----------              ----------

NET CHANGE IN CASH                                                              --                      --

CASH:
        Beginning of year                                                   10,000                  10,000
                                                                        ----------              ----------
        End of year                                                         10,000                  10,000
                                                                        ==========              ==========

                       See notes to financial statements.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (unaudited)


     The financial statements of the Partnership included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial position, results of operations, and cash flows at the dates and for the periods presented. These financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (unaudited)

1.   GUARANTY AGREEMENT


     The Partnership has entered into a guaranty agreement with EML Associates (the "Venture"), a joint venture in which the Partnership holds a 20% interest and invests in income-producing real properties and a fixed-rate mortgage loan, to provide a minimum return to ML/EQ Real Estate Portfolio, L.P.'s ("ML/EQ") limited partners on their capital contributions. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through March 31, 2000, resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

     The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. If there were no distributions until December 31, 2002, the expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the guaranty agreement as of March 31, 2000 is limited to $73,813,456, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to the Venture to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to The Equitable Life Assurance Society of the United States ("Equitable"). Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or
     (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligation with respect to the guaranty agreement.

     Capital contributions by the BAC holders to ML/EQ totaled $108,484,500. As of March 31, 2000, the cumulative 9.75% simple annual return was $111,468,412. As of March 31, 2000 cumulative distributions by ML/EQ to the BAC holders totaled $146,139,456, of which $27,663,548 is attributable to income form operations and $118,475,908 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum. Management does not currently believe that future cash distributions to the limited partners from liquidation of Venture assets will be sufficient to provide the specified minimum return. Accordingly, the shortfall will be funded by the guarantor, up to the above described maximum.

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (unaudited)

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

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (unaudited)

2.   INVESTMENT IN JOINT VENTURE (Continued)

     The financial position and results of operations of the Venture are summarized as follows:

                         SUMMARY OF FINANCIAL POSITION
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                  (unaudited)

                                                                          March 31,             December 31,
                                                                            2000                   1999
                                                                        -----------             -----------
Assets:
    Rental property held for sale                                       $20,442,164             $21,814,303
    Cash and cash equivalents                                            12,076,873              11,470,313
    Accounts receivable and accrued investment income                     2,472,916               3,037,159
    Deferred rent concessions                                               626,082                 608,330
    Prepaid expenses and other assets                                       467,035                 240,060
    Interest receivable                                                      55,853                  49,198
                                                                        -----------             -----------

Total assets                                                            $36,140,923             $37,219,363
                                                                        ===========             ===========

Liabilities and equity:
    Accounts payable and accrued real estate expenses                   $   852,147             $ 1,057,511
    Accrued capital expenditures                                             62,315                 198,189
    Security deposits and unearned rent                                     438,276                 454,055
    Joint venturers' equity                                              34,788,185              35,509,608
                                                                        -----------             -----------

Total liabilities and equity                                            $36,140,923             $37,219,363
                                                                        ===========             ===========

Partnership's share of joint venture equity                             $29,717,685             $29,861,970
                                                                        ===========             ===========

                              EREIM LP ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (unaudited)

2.   INVESTMENT IN JOINT VENTURE (Continued)

                        SUMMARY STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (unaudited)

                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                        -----------------------------------
                                                                            2000                    1999
Revenue:
    Rental income                                                       $ 2,523,865             $ 4,587,277
    Interest on loans receivable                                                 --                  51,250
                                                                        -----------             -----------

Total revenue                                                             2,523,865               4,638,527
                                                                        -----------             -----------

Operating expenses:
    Real estate operating expenses                                        1,369,216               2,400,023
    Depreciation and amortization                                                --                 394,108
    Real estate taxes                                                       486,512                 452,444
    Property management fees                                                 49,066                  96,199
    Loss on write-down of real estate assets                              1,498,187               2,114,680
    General and administrative expense                                        8,450                      --
                                                                        -----------             -----------

Total operating expenses                                                  3,411,431               5,457,454
                                                                        -----------             -----------

Loss from operations                                                       (887,566)               (818,927)
                                                                        -----------             -----------

Other income (expense):
    Loss on sale of real estate assets                                           --                 (71,562)
    Interest and other nonoperating income                                  166,143                 157,579
                                                                        -----------             -----------

Total other income                                                          166,143                  86,017
                                                                        -----------             -----------

Net income                                                              $  (721,423)            $  (732,910)
                                                                        ===========             ===========

Partnership's share of equity in net loss of joint
venture                                                                 $  (144,285)            $  (146,584)
                                                                        ===========             ===========


3.   RENTAL PROPERTY HELD FOR SALE

     At March 31, 2000, Northland Center, the Venture's remaining property ("Northland Center" or the "Property"), is classified as held for sale. Northland Center is recorded at the lower of cost or estimated fair market value, less estimated costs to sell and depreciation is no longer recorded. In April 2000, management executed a purchase and sale agreement to sell Northland Center for $30 million. The carrying value of Northland Center was adjusted to the lower of cost or estimated net realizable value, resulting in a loss of $1,498,187 recorded during the three months ended March 31, 2000. Management expects to close this transaction prior to the end of the second quarter, subject to customary closing conditions and results of due diligence procedures.

4.   LEGAL PROCEEDINGS

     As discussed in the Notes to the Financial Statements of the Partnership's December 31, 1999 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. The parties have reached an agreement in principle to settle the case subject to approval of the court and are finalizing the documentation.

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

Certain Forward-Looking Information

Certain of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements regarding the future sale of the Property. These forward-looking statements are included in this Quarterly Report on Form 10-Q based on the intent, belief or current expectations of the Partnership. However, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Partnership's current expectations include general local market conditions, the investment climate for real estate, leasing activities, individual property issues, construction delays due to unavailability of materials, weather conditions or other causes, and the other risks detailed from time to time in the Partnership's SEC reports, including the Annual Report on Form 10-K for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners, from time to time determine are appropriate.

In addition, at March 31, 2000, the Venture, in which the Partnership owns a 20% interest, had approximately $12.1 million in cash and cash equivalents. The Venture retained this amount primarily to fund potential capital expenditures that might have been required to retenant or reconfigure the Montgomery Ward and J.C. Penney buildings. J.C. Penney had expressed an interest in relocating to the smaller vacant Montgomery Ward space and another national anchor tenant had expressed interest in occupying a significant portion of the larger J.C. Penney space. The proposals related to this retenanting scenario involved a significant amount of capital expenditure to be incurred by the Venture. In March, 2000, J.C. Penney announced that they would be closing their Northland Center store on June 1, 2000. At this time, it also appears to be highly unlikely that the other national anchor tenant with which the Venture was negotiating will agree to open a store in Northland Center, and no other potential anchor tenant candidates have been identified. In light of this turn of events, the Venture reevaluated its operating and working capital requirements and retained approximately $3.0 million to cover potential operating and working capital expenses. The Venture distributed $8.5 million in the aggregate on April 25, 2000, of which $1.7 million or 20% was distributed to the Partnership and $6.8 million or 80% was distributed to ML/EQ.

At March 31, 2000, Northland Center, the Venture's remaining property ("Northland Center" or the "Property"), is classified as held for sale. Northland Center is recorded at the lower of cost or estimated fair market value, less estimated costs to sell and depreciation is no longer recorded. In April 2000, management executed a purchase and sale agreement to sell Northland Center for $30 million. The carrying value of Northland Center was adjusted to the lower of cost or estimated net realizable value, resulting in a loss of $1,498,187 recorded in the three months ended March 31, 2000. Management expects to close this transaction prior to the end of the second quarter, subject to customary closing conditions and results of due diligence procedures.

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued



FINANCIAL CONDITION

The decrease in guaranty fee receivable of approximately $26,000, or 100%, from $26,000 at December 31, 1999 to March 31, 2000 is attributable to the payment to EREIM LP by ML/EQ of the $26,000 guaranty fee in February 2000.


YEAR 2000

As of March 31, 2000, the Partnership and the Venture have not experienced any material disruptions of their internal computer systems or software applications, and have not experienced any problems with the computer systems or software applications of their third party vendors, suppliers or service providers. The Partnership and the Venture will continue to monitor these third parties to determine the impact, if any, on the business of the Partnership and the actions the Partnership must take, if any, in the event of non-compliance by any of these third parties. Based upon the Partnership's assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance.

                                    PART II

Item 1.         Legal Proceedings

As discussed in the Notes to the Financial Statements of the Partnership's December 31, 1999 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. The parties have reached an agreement in principle to settle the case subject to approval of the court and are finalizing the documentation.




Item 2.         Changes in Securities

                Response:  None

Item 3.         Default Upon Senior Securities

                Response:  None

Item 4.         Submission of Matters to a Vote of Security Holders

                Response:  None

Item 5.         Other Information

                Response:  None

Item 6.         Exhibits and Reports on Form 8-K



                a)   Exhibits

                     10  Material contract:
                         Purchase and Sale Agreement between the Equitable Life Assurance Society of the Unites States and G.P. Properties, Inc., dated April 28, 2000.

                     27  Financial Data Schedule (for SEC filing purposes only)


                b)   Reports

                     None

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EREIM LP ASSOCIATES

                                   By:   EREIM LP Corp.
                                          General Partner




                                   By: /s/ Linda M. Hart
                                      ------------------------------------------
                                      Linda M. Hart
                                      Vice President and Treasurer
                                      (Principal Accounting Officer)


Dated:  May 15, 2000

                                 EXHIBIT INDEX

Exhibit No.                         Description
-----------            --------------------------------------------------------
10                       Material Contract:
                         Purchase and Sale Agreement between The Equitable Life
                         Assurance Society of the United States and G.P.
                         Properties, Inc., dated April 28, 2000.

27                       Financial Data Schedule (for SEC filing purposes only)