Form 10-Q
period 2000-06-30
EREIM LP ASSOCIATES
filed 2000-08-14
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

                 [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934.

                             For the quarterly period ended June 30, 2000

                                       OR

                 [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the transition period from                        to
                                ----------------------    ----------------------

                         Commission file number   33-11064
                                                ----------

                              EREIM LP Associates.
      (Exact name of registrant as specified in its governing instrument)

          New York                                  58-1739527
   (State of Organization)             (I.R.S. Employer Identification No.)

      787 Seventh Avenue, New York, New York               10019
      (Address of principal executive office)            (Zip Code)

   (Registrant's telephone number, including area code) (212) 554-1926
                                                        ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                               EREIM LP ASSOCIATES

                                    CONTENTS

PART I - FINANCIAL INFORMATION

           Item 1 - Financial statements:

                             Balance sheets at June 30, 2000 and
                               December 31, 1999
                             Statements of operations for the three and six
                               months ended June 30, 2000 and 1999
                             Statement of partners' capital for the six
                               months ended June 30, 2000
                             Statements of cash flows for the six months
                               ended June 30, 2000 and 1999
                             Notes to financial statements

           Item 2 - Management's Discussion and Analysis of Financial Condition
                             and Results of Operations


PART II - OTHER INFORMATION

           Items 1 through 6
           Signatures

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               EREIM LP ASSOCIATES
                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (unaudited)

                                                                              June 30,        December 31,
                                                                                2000              1999
                                                                            ------------      ------------
ASSETS

      Cash                                                                  $     10,000      $     10,000
      Guaranty receivable                                                             --            26,317
                                                                            ------------      ------------
TOTAL ASSETS                                                                $     10,000      $     36,317
                                                                            ============      ============

LIABILITIES AND PARTNERS' CAPITAL

      Deferred guarantee fee                                                $    623,785      $    748,543
      Due to affiliates                                                           25,453             3,471
      Accrued liabilities                                                          2,574            10,532
                                                                            ------------      ------------

         Total liabilities                                                       651,812           762,546

      Equitable                                                               24,401,087        29,559,387
      EREIM                                                                     (377,309)         (423,646)
      Investment in EML Associates                                           (24,665,590)      (29,861,970)
                                                                            ------------      ------------
         Total partners' capital and investment in EML Associates               (641,812)         (726,229)
                                                                            ------------      ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                     $     10,000      $     36,317
                                                                            ============      ============

                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                              STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (unaudited)

                                                        For the Three Months                 For the Six Months
                                                           Ended June 30,                      Ended June 30,
                                                   ------------------------------      ------------------------------
                                                       2000              1999              2000              1999
                                                   ------------      ------------      ------------      ------------
REVENUE:

       Loss from equity in EML Associates          $ (3,352,095)     $ (1,585,057)     $ (3,496,380)     $ (1,731,641)
       Guarantee revenue (ML/EQ)                         62,379            85,988           127,265           181,923
                                                   ------------      ------------      ------------      ------------

            Total revenue                            (3,289,716)       (1,499,069)       (3,369,115)       (1,549,718)
                                                   ------------      ------------      ------------      ------------

OPERATING EXPENSES:

       General and administrative                         7,012             7,012            14,024            14,024
                                                   ------------      ------------      ------------      ------------
            Total operating expenses                      7,012             7,012            14,024            14,024
                                                   ------------      ------------      ------------      ------------

NET LOSS                                           $ (3,296,728)     $ (1,506,081)     $ (3,383,139)     $ (1,563,742)
                                                   ============      ============      ============      ============

                        See notes to financial statements

                               EREIM LP ASSOCIATES
                         STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (unaudited)

                                                       EREIM LP
                                     Equitable          Corp.            Total
                                    ------------      ----------      ------------

Balance, December 31, 1999          $ 29,559,387      $ (423,646)     $ 29,135,741

Net income (loss)                     (3,475,300)         92,161        (3,383,139)

Distributions                         (1,683,000)        (45,824)       (1,728,824)
                                    ------------      ----------      ------------

Balance, June 30, 2000              $ 24,401,087      $ (377,309)     $ 24,023,778
                                    ============      ==========      ============

                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (unaudited)

                                                                         June 30,          June 30,
                                                                           2000              1999
                                                                       ------------      ------------
OPERATING ACTIVITIES:

       Net loss                                                        $ (3,383,139)     $ (1,563,742)
                                                                       ------------      ------------

 Adjustments to reconcile net loss to
        net cash provided by operating activities:

        Equity in net loss of joint venture                               3,496,380         1,731,641
        Distributions from joint venture                                  1,700,000                --
        Decrease in deferred guaranty fee                                  (124,758)         (124,757)
        Increase in due to affiliates                                        21,982            25,284
        Decrease in accrued liabilities                                      (7,958)          (11,260)
        Decrease in guaranty fee receivable from affiliate                   26,317            67,039
                                                                       ------------      ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 1,728,824           124,205
                                                                       ------------      ------------

FINANCING ACTIVITIES:

       Distributions to partners                                         (1,728,824)         (124,205)
                                                                       ------------      ------------

NET CASH USED IN FINANCING ACTIVITIES                                    (1,728,824)         (124,205)
                                                                       ------------      ------------

NET CHANGE IN CASH                                                               --                --

CASH:
        Beginning of year                                                    10,000            10,000
                                                                       ------------      ------------

        End of year                                                    $     10,000      $     10,000
                                                                       ============      ============

                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (unaudited)

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

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (unaudited)

1.       GUARANTY AGREEMENT

         The Partnership has entered into a guaranty agreement with EML Associates (the "Venture"), a joint venture in which the Partnership holds a 20% interest and invests in income-producing real properties, to provide a minimum return to ML/EQ Real Estate Portfolio, L.P.'s ("ML/EQ") limited partners on their contributions. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through June 30, 2000 resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

         The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. If there were no distributions until December 31, 2002, the expiration of the term of ML/EQ, the maximum liability of the Partnership to the Venture under the guaranty agreement as of June 30, 2000 is limited to $67,141,659, plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to the Venture to fund cash deficits. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to The Equitable Life Assurance Society of the United States ("Equitable"). Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligation with respect to the guaranty agreement.

         Capital contributions by the BAC holders to ML/EQ totaled $108,484,500. As of June 30, 2000, the cumulative 9.75% simple annual return was $111,468,412. As of June 30, 2000 cumulative distributions by ML/EQ to the BAC holders totaled $152,811,253, of which $34,335,345 is attributable to income form operations and $118,475,908 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum. Management does not currently believe that future cash distributions to the limited partners from liquidation of Venture assets will be sufficient to provide the specified minimum return. Accordingly, the shortfall will be funded by the guarantor, up to the above described maximum.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (unaudited)

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

         The Partnership has classified its investment in the Venture within partners' capital because the agreement entered into by the Partnership to defer the Partnership's rights to receive its proportionate share of the Venture's distribution of sale or financing proceeds is expected to result in substantially all of the net proceeds from the Venture's sale of its assets and satisfaction of its liabilities being distributed to ML/EQ.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (unaudited)

2.       INVESTMENT IN JOINT VENTURE (Continued)

         The financial position and results of operations of the Venture are summarized as follows:

                          Summary of Financial Position
                       JUNE 30, 2000 and December 31, 1999
                                   (unaudited)

                                                                                  June 30,      December 31,
                                                                                    2000            1999
                                                                                ------------    ------------

                  Assets:
                      Rental property held for sale                             $ 18,316,484    $ 21,814,303
                      Cash and cash equivalents                                    4,842,657      11,470,313
                      Accounts receivable and accrued investment income            1,928,654       3,037,159
                      Deferred rent concessions                                      644,937         608,330
                      Prepaid expenses and other assets                              146,459         240,060
                      Interest receivable                                             16,085          49,198
                                                                                ------------    ------------

                  Total assets                                                  $ 25,895,276      37,219,363
                                                                                ============    ============

                  Liabilities and equity:
                      Accounts payable and accrued real estate expenses         $    843,741       1,057,511
                      Accrued capital expenditures                                    33,583         198,189
                      Security deposits and unearned rent                            352,362         454,055
                      Joint venturers' equity                                     24,665,590      35,509,608
                                                                                ------------    ------------

                  Total liabilities and equity                                  $ 25,895,276    $ 37,219,363
                                                                                ============    ============

                  Partnership's share of joint venture equity                   $ 24,665,590    $ 29,861,970
                                                                                ============    ============

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (unaudited)

2.       INVESTMENT IN JOINT VENTURE (Continued)

                         SUMMARY STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                           2000            1999

                  Revenue:
                      Rental income                                                    $  4,904,400    $  9,012,304
                      Interest on loans receivable                                                -          51,250
                                                                                       ------------    ------------

                  Total revenue                                                           4,904,400       9,063,554
                                                                                       ------------    ------------

                  Operating expenses:
                      Real estate operating expenses                                      2,770,371       4,325,772
                      Depreciation and amortization                                               -         789,345
                      Real estate taxes                                                     839,323       1,196,217
                      Property management fees                                              107,072         179,379
                      Loss on write-down of real estate assets                            3,734,174      11,371,847
                      General and administrative expense                                     56,409          90,141
                                                                                       ------------    ------------

                  Total operating expenses                                                7,507,349      17,952,701
                                                                                       ------------    ------------

                  Loss from property operations                                          (2,602,949)     (8,889,147)
                                                                                       ------------    ------------

                  Other income (expense):
                      Loss on sale of real estate assets                                          -         (71,562)
                      Interest and other nonoperating income                                258,931         302,509
                                                                                       ------------    ------------

                  Total other income                                                        258,931         230,947
                                                                                       ------------    ------------

                  Net loss                                                             $ (2,344,018)   $ (8,658,200)
                                                                                       ============    ============

                  Partnership's share of equity in net loss of joint venture
                                                                                       $ (3,496,380)   $ (1,731,641)
                                                                                       ============    ============

3.       RENTAL PROPERTY HELD FOR SALE

         At June 30, 2000, Northland Center, the Venture's remaining property ("Northland Center" or the "Property"), is classified as held for sale. Northland Center is recorded at the lower of cost or estimated fair market value, less estimated costs to sell and depreciation is no longer recorded. In April 2000, Management executed a purchase and sale agreement to sell Northland Center for $30 million. The carrying value of Northland Center was adjusted to the lower of cost or estimated net realizable value resulting in a loss of $1,498,187 recorded during the three months ended March 31, 2000. An additional loss of $2,235,987 was recorded in the second quarter in anticipation of price reductions as a result of issues that have arisen during the due diligence process. Previously, Management expected to close this transaction prior to the end of the second quarter, subject to customary closing conditions and results of due diligence procedures. However, various issues that have arisen in the due diligence process have delayed the closing. Assuming that these issues can be resolved, the closing is now expected to occur prior to year-end. If these issues cannot be brought to resolution, then this transaction may not close.

4.       LEGAL PROCEEDINGS

         As discussed in the Notes to Consolidated Financial Statements of the Partnership's December 31, 1999 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled in RE: ML/EQ Real Estate Partnership Litigation. The parties have reached an agreement in principle to settle the case subject to approval of the court and are finalizing the documentation.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners, from time to time determine are appropriate.

In addition, at June 30, 2000, the Venture, in which the Partnership owns a 20% interest, had approximately $4.9 million in cash and cash equivalents. In August, the Venture intends to distribute $1.5 million in the aggregate, of which $1.2 million or 80% will be distributed to ML/EQ and $300,000 or 20% will be distributed to the Partnership.

At June 30, 2000, Northland Center, the Venture's remaining property ("Northland Center" or the "Property"), is classified as held for sale. Northland Center is recorded at the lower of cost or estimated fair market value, less estimated costs to sell and depreciation is no longer recorded. In April 2000, Management executed a purchase and sale agreement to sell Northland Center for $30 million. The carrying value of Northland Center was adjusted to the lower of cost or estimated net realizable value resulting in a loss of $1,498,187 recorded during the three months ended March 31, 2000. An additional loss of $2,235,987 was recorded in the second quarter in anticipation of price reductions as a result of issues that have arisen during the due diligence process. Previously, Management expected to close this transaction prior to the end of the second quarter, subject to customary closing conditions and results of due diligence procedures. However, various issues that have arisen in the due diligence process have delayed the closing. Assuming that these issues can be resolved, the closing is now expected to occur prior to year-end. If these issues cannot be brought to resolution, then this transaction may not close.

FINANCIAL CONDITION

The decrease in guaranty fee receivable of $26,317, or 100%, from $26,317 at December 31, 1999 to $0 at June 30, 2000 is attributable to the payment to EREIM LP by ML/EQ of the $26,317 guaranty fee in February 2000.

RESULTS OF OPERATIONS

Equity in net income of the Venture increased approximately $1.3 million, or 80%, and $1.3 million, or 73%, for the three and six months ended June 30, 2000, respectively, from ($1,585,000) for the three months and ($1,732,000) for the six months ended June 30, 1999 to ($325,000) for the three months and ($469,000) for the six months ended June 30, 2000. The increase is due primarily to the $11.4 million write-downs of Northland Center and 300 Delaware recorded in 1999, of which the Partnership's portion was approximately $2.3 million, partially offset by the $3.7 million write-down of Northland Center recorded in 2000, of which the Partnership's portion was approximately $747,000.

YEAR 2000

As of June 30, 2000, the Partnership and the Venture have not experienced any material disruption of their internal computer systems or software applications, and have not experienced any problem with the computer systems or software applications of their third party vendors, suppliers or service providers. The Partnership and the Venture will continue to monitor these third parties to determine the impact, if any, on the business of the Partnership and the actions the Partnership must take, if any, in the event of non-compliance by any of these third parties. Based upon the Partnership's assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance.

                                     PART II

Item 1.           Legal Proceedings

As discussed in the Notes to the Consolidated Financial Statements of the Partnership's December 31, 1999 audited financial statements, the Partnership is a defendant in a consolidated action brought in the Court of Chancery of the State of Delaware entitled IN RE: ML/EQ Real Estate Partnership Litigation. The parties have reached an agreement in principle to settle the case subject to approval of the court and are finalizing the documentation.

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


                                          EREIM LP ASSOCIATES

                                          By: EREIM LP Corp.
                                              General Partner


                                          By:        /s/ Linda M. Hart
                                             -----------------------------------
                                             Linda M. Hart
                                             Vice President and Treasurer
                                             (Principal Accounting Officer)

Dated: August 14, 2000

                                  EXHIBIT INDEX

Exhibit No.                                 Description
-----------           ------------------------------------------------------
    27                Financial Data Schedule (for SEC filing purposes only)