Form 10-Q
period 2000-09-30
EREIM LP ASSOCIATES
filed 2000-11-14
CIK 808370

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------


   (Mark One)

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the quarterly period ended September 30, 2000
                                                    ------------------

                                       OR

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from                      to
                                  ---------------------    ---------------------

                         Commission file number 33-11064
                                               ---------


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

                               EREIM LP ASSOCIATES

                                    CONTENTS




PART I - FINANCIAL INFORMATION

            Item 1 - Financial statements:

                          Balance sheets at September 30, 2000 and
                            December 31, 1999
                          Statements of operations for the three and nine
                            months ended September 30, 2000 and 1999
                          Statement of partners' capital for the nine
                            months ended September 30, 2000
                          Statements of cash flows for the nine months
                            ended September 30, 2000 and 1999
                          Notes to financial statements

            Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


PART II - OTHER INFORMATION

            Items 1 through 6
            Signatures

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                               EREIM LP ASSOCIATES
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (unaudited)

                                                                   September 30,       December 31,
ASSETS                                                                  2000               1999
                                                                   ------------       ------------

  Cash                                                              $     10,000       $     10,000
  Guaranty receivable                                                         --             26,317
                                                                    ------------       ------------

TOTAL ASSETS                                                        $     10,000       $     36,317
                                                                    ============       ============

LIABILITIES AND PARTNERS' CAPITAL

  Deferred guarantee fee                                            $    561,406       $    748,543
  Due to affiliates                                                       25,453              3,471
  Accrued liabilities                                                      9,586             10,532
                                                                    ------------       ------------

      Total liabilities                                                  596,445            762,546

  Equitable                                                           16,423,535         29,559,387
  EREIM                                                                 (395,511)          (423,646)
  Investment in EML Associates                                       (16,614,469)       (29,861,970)
                                                                    ------------       ------------
      Total partners' capital and investment in EML Associates          (586,445)          (726,229)
                                                                    ------------       ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                             $     10,000       $     36,317
                                                                    ============       ============

                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                              STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (unaudited)


                                              For the Three Months               For the Nine Months
                                               Ended September 30,               Ended September 30,
                                           --------------------------      ------------------------------
                                               2000            1999             2000              1999
                                           -----------       --------      ------------       -----------
REVENUE:

   Loss from equity in EML Associates      $(7,751,121)      $424,730      $(11,247,501)      $(1,306,911)
   Guarantee revenue (ML/EQ)                    62,379         82,619           189,644           264,542
                                           -----------       --------      ------------       -----------

       Total revenue                       $(7,688,742)       507,349       (11,057,857)       (1,042,369)
                                           -----------       --------      ------------       -----------

OPERATING EXPENSES:

   General and administrative                    7,012          7,012            21,036            21,036
                                           -----------       --------      ------------       -----------
       Total operating expenses                  7,012          7,012            21,036            21,036
                                           -----------       --------      ------------       -----------

NET LOSS                                   $(7,695,754)      $500,337      $(11,078,893)      $(1,063,405)
                                           ===========       ========      ============       ===========


                        See notes to financial statements

                               EREIM LP ASSOCIATES
                         STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (unaudited)



                                                            EREIM LP
                                       Equitable              Corp.                Total
                                     ------------           ---------           ------------

Balance, December 31, 1999           $ 29,559,387           $(423,646)          $ 29,135,741

Net income (loss)                     (11,155,852)             76,959            (11,078,893)

Distributions                          (1,980,000)            (48,824)            (2,028,824)
                                     ------------           ---------           ------------

Balance, September 30, 2000          $ 16,423,535           $(395,511)          $ 16,028,024
                                     ============           =========           ============



                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (unaudited)



                                                               September 30,          September 30,
                                                                   2000                   1999
                                                               ------------           -----------
OPERATING ACTIVITIES:

  Net loss                                                     $(11,078,893)          $(1,063,405)
                                                               ------------           -----------

Adjustments to reconcile net loss to
   net cash provided by operating activities:

   Equity in net loss of joint venture                           11,247,501             1,306,911
   Distributions from joint venture                               2,000,000                    --
   Decrease in deferred guaranty fee                               (187,137)             (187,136)
   Increase in due to affiliates                                     21,982                31,964
   Decrease in accrued liabilities                                     (946)              (10,928)
   Decrease in guaranty fee receivable from affiliate                26,317               103,964
                                                               ------------           -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         2,028,824               181,370
                                                               ------------           -----------

FINANCING ACTIVITIES:

   Distributions to partners                                     (2,028,824)             (181,370)
                                                               ------------           -----------

NET CASH USED IN FINANCING ACTIVITIES                            (2,028,824)             (181,370)
                                                               ------------           -----------

NET CHANGE IN CASH                                                       --                    --

CASH:
   Beginning of period                                               10,000                10,000
                                                               ------------           -----------

   End of period                                               $     10,000           $    10,000
                                                               ============           ===========


                       See notes to financial statements.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (unaudited)



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



1.       GUARANTY AGREEMENT


         The Partnership has entered into a guaranty agreement with EML Associates (the "Venture"), a joint venture in which the Partnership holds a 20% interest and invests in income-producing real properties, to provide a minimum return to ML/EQ Real Estate Portfolio, L.P.'s ("ML/EQ") limited partners on their contributions. Payments on the guaranty are due 90 days following the earlier of the sale or other disposition of all the properties and mortgage loans and notes or the liquidation of ML/EQ. The minimum return will be an amount which, when added to the cumulative distributions from ML/EQ to its limited partners, will enable ML/EQ to provide its limited partners with a minimum return equal to their capital contributions plus a simple annual return of 9.75% on their adjusted capital contributions calculated from the dates of ML/EQ's investor closings at which investors acquired their Beneficial Assignee Certificates ("BACs"). Adjusted capital contributions are the limited partners' original cash contributions reduced by distributions of sale or financing proceeds and by distributions of certain funds in reserves, as more particularly described in ML/EQ's Partnership Agreement. The limited partners' original cash contributions have been adjusted by that portion of distributions paid through September 30, 2000 resulting from cash available to ML/EQ as a result of sale or financing proceeds paid to the Venture.

         The minimum return is subject to reduction in the event that certain taxes, other than local property taxes, are imposed on ML/EQ or the Venture, and is also subject to certain other limitations. The maximum liability of the Partnership to the Venture under the guaranty agreement as of September 30, 2000 is limited to $66,056,814 plus the value of the Partnership's interest in the Venture less any amounts contributed by the Partnership to the Venture to fund cash deficits. This liability was reduced by $13,940,258 after the distribution made to ML/EQ's BAC holders in October 2000. The Venture has assigned its rights under the guaranty agreement to ML/EQ. ML/EQ will have recourse under the guaranty agreement only to the Partnership and EREIM LP Corp. as a general partner of the Partnership but not to The Equitable Life Assurance Society of the United States ("Equitable"). Equitable has entered into a Keep Well Agreement with EREIM LP Corp. to permit EREIM LP Corp. to pay its obligations with respect to the guaranty agreement as they become due; provided, however, that the maximum liability of Equitable under the Keep Well Agreement is an amount equal to the lesser of (i) two percent of the total admitted assets of Equitable (as determined in accordance with New York Insurance Law) or (ii) $271,211,250. The Keep Well Agreement provides that only EREIM LP Corp. and its successors will have the right to enforce Equitable's obligation with respect to the guaranty agreement.

         Capital contributions by the BAC holders to ML/EQ totaled $108,484,500. As of September 30, 2000, the cumulative 9.75% simple annual return was $111,468,412. As of September 30, 2000 cumulative distributions by ML/EQ to the BAC holders totaled $153,896,098, of which $35,420,190 is attributable to income from operations and $118,475,908 is attributable to sales of Venture assets, principal payments on mortgage loans, and other capital events. Additionally, $12,421,475 of sale proceeds and $1,518,783 of income from operations was distributed to BAC holders in October 2000. To the extent that future cash distributions to the limited partners are insufficient to provide the specified minimum return, any shortfall will be funded by the guarantor, up to the above described maximum. Management does not currently believe that future cash distributions to the limited partners from liquidation of Venture assets will be sufficient to provide the specified minimum return. Accordingly, the shortfall will be funded by the guarantor, up to the above described maximum. All amounts owed due to the specified minimum return will be paid to BAC holders prior to December 27, 2000.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (unaudited)

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

         Effective as of January 1, 1997, the Partnership deferred its rights to receive its proportionate share of the Venture's distributions of sale or financing proceeds until ML/EQ has received aggregate distributions from the Venture in an amount equal to the capital contributions made to ML/EQ by the BAC holders plus a non-compounded cumulative return computed at a rate of 9.75% per annum. As a result, ML/EQ is not recording losses of the Venture in excess of its investment as all losses in excess of its investment are borne by the Partnership in accordance with the amended Joint Venture Agreement. As such, the Partnership has recorded losses in excess of its 20% ownership percentage for the three and nine months ended September 30, 2000.

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (unaudited)


2.       INVESTMENT IN JOINT VENTURE (Continued)

         The financial position and results of operations of the Venture are summarized as follows:


                          SUMMARY OF FINANCIAL POSITION
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (unaudited)

                                                           September 30,         December 31,
                                                                2000                1999
                                                             -----------          -----------
Assets:
  Rental property held for sale                              $        --          $21,814,303
  Cash and cash equivalents                                   15,773,648           11,470,313
  Accounts receivable and accrued investment income            1,311,869            3,037,159
  Deferred rent concessions                                           --              608,330
  Prepaid expenses and other assets                                   --              240,060
  Interest receivable                                             18,034               49,198
                                                             -----------          -----------

Total assets                                                 $17,103,551           37,219,363
                                                             ===========          ===========

Liabilities and equity:
  Accounts payable and accrued real estate expenses          $   489,082            1,057,511
  Accrued capital expenditures                                        --              198,189
  Security deposits and unearned rent                                 --              454,055
  Joint venturers' equity                                     16,614,469           35,509,608
                                                             -----------          -----------

Total liabilities and equity                                 $17,103,551          $37,219,363
                                                             ===========          ===========

Partnership's share of joint venture equity                  $17,103,551          $29,861,970
                                                             ===========          ===========

                               EREIM LP ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (unaudited)


2.   INVESTMENT IN JOINT VENTURE (Continued)

                         SUMMARY STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999
                                   (unaudited)

                                                                    2000               1999
                                                                ------------       ------------
Revenue:
  Rental income                                                 $  6,988,856       $ 12,646,826
  Lease termination income                                               717            191,661
  Interest on loans receivable                                            --             51,250
                                                                ------------       ------------

Total revenue                                                      6,989,573         12,889,737
                                                                ------------       ------------

Operating expenses:
  Real estate operating expenses                                   4,082,997          5,532,616
  Depreciation and amortization                                           --            789,345
  Real estate taxes                                                1,056,113          1,602,427
  Property management fees                                           148,803            262,017
  Loss on write-down of real estate assets                         3,734,174         11,371,847
  General and administrative expense                                  56,409             90,337
                                                                ------------       ------------

Total operating expenses                                           9,078,496         19,648,589
                                                                ------------       ------------

Loss from property operations                                     (2,088,923)        (6,758,852)
                                                                ------------       ------------

Other income (expense):
  Loss on sale of real estate assets                              (7,154,379)          (212,979)
  Interest and other nonoperating income                             348,163            437,286
                                                                ------------       ------------

Total other income (expense)                                      (6,806,216)           224,307
                                                                ------------       ------------

Net loss                                                        $ (8,895,139)      $ (6,534,545)
                                                                ============       ============

Partnership's share of equity in net loss of joint venture      $(11,247,501)      $ (1,306,910)
                                                                ============       ============


3.       RENTAL PROPERTY HELD FOR SALE

         On September 28, 2000 the Venture completed the sale of Northland Center. The Venture's share of net proceeds from the sale was $12,367,221, resulting in a loss of $7,154,379.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Partnership had cash of $10,000. The cash is expected to be used for general working capital purposes. The Partnership may establish additional working capital reserves as the General Partners, from time to time determine are appropriate. In addition, at September 30, 2000, the Venture, in which the Partnership owns a 20% interest, had approximately $15.8 million in cash and cash equivalents.

On September 28,2000, the Venture completed the sale of the last remaining property, Northland Center. The Venture's share of net proceeds received was $12,367,221, resulting in a net loss of $7,154,379. On October 27, 2000, the Partnership made a distribution of $2.57 per BAC to holders of record as of September 28, 2000. The distribution was comprised of $2.29 per BAC representing a return of capital from the sale proceeds, and $0.28 per BAC representing a distribution of cash on hand from operations. The cash had been retained by the Venture to cover operating and working capital requirements at Northland Center, but became available for distribution due to the sale of the property.

FINANCIAL CONDITION

The decrease in guaranty fee receivable of $26,317, or 100%, from $26,317 at December 31, 1999 to $0 at September 30, 2000 is attributable to the payment to EREIM LP by ML/EQ of the $26,317 guaranty fee in February 2000.


RESULTS OF OPERATIONS

Equity in net income of the Venture decreased approximately $8.2 million, or 1,925%, and $9.9 million, or 761%, for the three and nine months ended September 30, 2000, respectively, from $425,000 for the three months and ($1,307,000) for the nine months ended September 30, 1999 to ($7,751,000) for the three months and ($11,248,000) for the nine months ended September 30, 2000. The decrease is due primarily to ML/EQ not recording losses of the Venture in excess of its investment in the Venture for the three and nine months ended September 30, 2000. As a result, the Partnership has recorded losses in excess of its 20% ownership percentage for the three and nine months ended September 30, 2000. In addition, the Venture recorded a $3.7 million write-down of Northland Center and a $7.2 million loss on the sale of Northland Center in 2000. This decrease was partially offset by the $11.4 million write-downs of Northland Center and 300 Delaware recorded in 1999, of which the Partnership's portion was approximately $2.3 million.

YEAR 2000

As of September 30, 2000, the Partnership and the Venture have not experienced any material disruption of their internal computer systems or software applications, and have not experienced any problem with the computer systems or software applications of their third party vendors, suppliers or service providers. The Partnership and the Venture will continue to monitor these third parties to determine the impact, if any, on the business of the Partnership and the actions the Partnership must take, if any, in the event of non-compliance by any of these third parties. Based upon the Partnership's assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance.

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


                                      EREIM LP ASSOCIATES

                                      By: EREIM LP Corp.
                                          General Partner




                                      By: /s/Debra L. Keller
                                          ---------------------------
                                          Debra L. Keller
                                          Vice President and Assistant Treasurer
                                          (Principal Accounting Officer)


Dated:  November 14, 2000

                                  EXHIBIT INDEX



Exhibit No.                            Description
-----------       ------------------------------------------------------------
    27                  Financial Data Schedule (for SEC filing purposes only)